Form 10-Q
period 1999-09-30
TXU EUROPE LTD
filed 1999-11-22
CIK 1088691

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549



                            FORM 10-Q


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934



       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999



                            - OR -

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE
                SECURITIES EXCHANGE ACT OF 1934




                      TXU EUROPE LIMITED
       (formerly known as TXU Eastern Holdings Limited)



   England and Wales                      I.R.S. Commission File Number
Employer Identification                         No. 98-0188080
       _______




        The Adelphi, 1-11 John Adam Street, London, England
                       011-44-171-879-8081



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes            No   X
     ------        -----


Common  Stock outstanding at November 15, 1999 -  2,455,705,299 shares, at US$1 par value.

TABLE OF CONTENTS


Part I. Financial information                                         Page

     Item 1.  Financial Statements
            Condensed Statements of Consolidated Income -
              Three  and  Nine  Months Ended September  30,  1999
              and 1998                                                  3

            Condensed  Statements of Consolidated Comprehensive
            Income -
              Three  and  Nine  Months Ended September  30,  1999
              and 1998                                                  4
            Condensed Statements of Consolidated Cash Flows -
              Nine  Months  Ended  September 30,  1999  and  1998       5
            Condensed Consolidated Balance Sheets -
              September 30, 1999 and December 31, 1998                  6

          Notes  to Condensed Consolidated Financial Statements         8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       14

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                               23

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K                          23

Signatures                                                             24

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TXU EUROPE LIMITED AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited) (pounds million)


                                      Successor            Successor                  Predecessor
                                    --------------    -------------------------      -------------
                                     Three Months                     Period from
                                        Ended         Nine Months      formation      Period from
                                    September 30,       Ended          through        January 1,
                                    --------------   September 30,   September 30,   1998 through
                                     1999     1998        1999           1998          May 18, 1998
                                    ------   -----   ------------    -------------   ------------

Operating revenues                    700      613       2,686             939            1,563
                                    -----    -----      ------           -----           ------
Costs and expenses
Purchased power                       298      279       1,162             420              743
Gas purchased for resale              155       95         602             154              281
Operation and maintenance             115      158         385             228              375
Depreciation and other amortization    44       35         119              53               73
Amortization of goodwill               22       25          64              31               -
                                    -----    -----      ------           -----           ------
Total operating expenses              634      592       2,332             886            1,472
                                    -----    -----      ------           -----           ------
Operating income                       66       21         354              53               91

Other income  - net                    15       15           5              28                1
                                    -----    -----      ------           -----           ------
Income before interest, income
 taxes and minority interest           81       36         359              81               92


Interest income                        17       25          46              46               35

Interest expense                       93      130         259             174               76
                                    -----    -----      ------           -----           ------
Income (loss) before income
 taxes and minority interest            5      (69)        146             (47)              51

Income tax expense (benefit)           12      (28)         68             (19)              35
                                    -----    -----      ------           -----           ------
Income (loss) before minority
 interest                              (7)     (41)         78             (28)              16

Minority interest                      (2)      (6)          7              (3)               -
                                    -----    -----      ------           -----           ------
Net income (loss)                      (5)     (35)         71             (25)              16
                                    =====    =====      ======           =====           ======



See Notes to Condensed Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)  (pounds million)


                                      Successor            Successor                  Predecessor
                                    --------------    -------------------------      -------------
                                     Three Months                     Period from
                                        Ended         Nine Months      formation      Period from
                                    September 30,       Ended          through        January 1,
                                    --------------   September 30,   September 30,   1998 through
                                     1999     1998        1999           1998          May 18, 1998
                                    ------   -----   ------------    -------------   ------------

Net income (loss)                      (5)    (35)         71             (25)            16

Other comprehensive
 income

 Net change during
 period:

  Unrealized gain (loss)
   on securities
   classified as
   available for sale                   7       -           1              (8)            (4>

  Currency
   translation
   adjustments                          -       -           -               -              -
                                     ----    ----        ----            ----           ----
Comprehensive income
  (loss)                                2     (35)         72             (33)            12
                                     ====    ====        ====            ====           ====



See Notes to Condensed Consolidated Financial Statements.

                                                4

TXU EUROPE LIMITED AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited) (pounds million)


                                      Successor                Predecessor
                                   --------------     -------------------------------
                                                       Period from
                                     Nine months        formation        Period from
                                        ended            through          January 1,
                                    September 30,     September 30,      1998 through
                                        1999               1998          May 18, 1998
                                    -------------     -------------     -------------
Operating Activities
 Net income (loss)                        71               (25)               16
 Adjustments to reconcile net
  income (loss) to cash provided
  by operating activities:
    Depreciation and amortization        183                83                73
    Deferred income taxes                 45                 7               (43)
    Minority interest                      7                (3)                -
    Changes in operating assets and      216                53               109
    liabilities
    Other                                (75)             (103)               (1)
                                       -----            ------             -----
 Cash provided by operating
  activities                             447                12               154
                                       -----            ------             -----
Investing Activities
    Acquisition of TEG (net of cash
     acquired of pounds 2,011)             -            (1,432)                -
    Capital expenditures                (286)             (117)             (112)
    Investments                          (61)              (20)              (30)
    Other                                  -                 -                 3
                                       -----            ------             -----
 Cash used in investing
  activities                            (347)           (1,569)             (139)
                                       -----            ------             -----
Financing Activities
 Net borrowings under the:
    Senior notes                         921                 -                 -
    Term facility                        750                 -                 -
    Revolving credit facility            240                 -                 -
    Acquisition facility                   -             1,656                 -
    Interim facility                       -               243                 -
    Other long-term debt                 115                 -                 6
 Issuance of common stock to               -             1,467                 -
  parent
 Retirements of:
    Acquisition facility                (750)                -                 -
    TXU Corp note payable               (682)                -                 -
    Revolving credit facility           (109)                -
    Other long-term debt                (307)             (109)              (50)
 Change in notes payable - banks        (376)               40                21
 Receivable financing                      -                 -               150
 Change in minority interest               -               166                 -
 Debt financing cost                      (8)              (36)                -
 Dividends paid                            -                 -              (100)
                                       -----            ------             -----
Cash provided by (used in)
 financing activities                   (206)            3,427                27
                                       -----            ------             -----
Net change in cash and cash
 equivalents                            (106)            1,870                42
                                       -----            ------             -----
Cash and cash equivalents -
 beginning balance                       467                 -               684
                                       -----            ------             -----
Cash and cash equivalents -
 ending balance                          361             1,870               726
                                       =====            ======             =====

Non-cash transactions:
  Issuance of loan notes                   -                85                 -
  Advances from TXU Corp                   -               844                 -
  Cross border lease financing             -              (163)                -

See Notes to Condensed Consolidated Financial Statements.

                                                 5

TXU EUROPE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(pounds million)


                                        September 30, 1999
                                           (unaudited)        December 31, 1998
                                        ------------------    -----------------
ASSETS

Property, plant and equipment, net             2,678                2,676
                                              ------               ------
Current assets
Cash and cash equivalents                        361                  467
Accounts receivable (net of allowance            318                  585
for uncollectible accounts)
Inventories                                      130                  141
Other current assets                             108                  110
                                              ------               ------
      Total current assets                       917                1,303
                                              ------               ------
Investments
Restricted cash                                  724                  717
Other                                            279                  233
                                              ------               ------
            Total investments                  1,003                  950
                                              ------               ------
Other Assets
Goodwill (net of accumulated
amortization: 1999 - pounds 116 million,       3,408                3,209
   1998 - pounds 52 million)
Prepayments for pensions                         255                  257
Deferred debits                                  168                  134
                                              ------               ------
            Total other assets                 3,831                3,600
                                              ------               ------
                Total assets                   8,429                8,529
                                              ======               ======


See Notes to Condensed Consolidated Financial Statements.

                                             6

TXU EUROPE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(pounds million, except for number of shares and par value)


                                                    September 30, 1999
                                                       (unaudited)        December 31, 1998
                                                    ------------------    -----------------
CAPITALIZATION AND LIABILITIES

Capitalization
 Common stock (authorized  - 3,000,000,000
   shares at US$1 par and 100 deferred shares
   at pounds 1 par; outstanding -  2,455,705,299
   shares and 100 deferred shares issued and
   outstanding)                                          1,467                  1,467
 Retained earnings                                         147                     76
 Accumulated other comprehensive loss                       (7)                    (8)
                                                        ------                 ------
    Total common stock equity                            1,607                  1,535

 Minority interest                                         197                    190

 Long-term debt, less amounts due currently              4,495                  4,311
                                                        ------                 ------
    Total capitalization                                 6,299                  6,036
                                                        ------                 ------

Current liabilities
 Notes payable - banks                                      64                    238
 Long-term debt due currently                              383                    382
 Short-term loans                                           93                    300
 Accounts payable                                          411                    539
 Taxes accrued                                             203                    162
 Other current liabilities                                 242                     70
                                                        ------                 ------
    Total current liabilities                            1,396                  1,691
                                                        ------                 ------

Deferred credits and other noncurrent
 liabilities
 Deferred income taxes                                     368                    321
 Provision for unfavorable contracts                       226                    250
 Other deferred credits and noncurrent
  liabilities                                              140                    231
                                                        ------                 ------
    Total deferred credits and noncurrent
     liabilities                                           734                    802
                                                        ------                 ------
Contingencies (Note 8)                                       -                      -

    Total capitalization and liabilities                 8,429                  8,529
                                                        ======                 ======


See Notes to Condensed Consolidated Financial Statements.

                                                   7

TXU EUROPE LIMITED
Notes to Condensed Consolidated Financial Statements

1.     Business and Acquisitions

Acquisition of The Energy Group PLC by TXU Corp

   TXU Europe Limited, formerly known as TXU Eastern Holdings Limited (TXU Europe) was incorporated as a private limited company on February 5, 1998. Through a series of restructurings and capital transactions subsequent to its formation, TXU Europe became an indirect, wholly owned subsidiary of Texas Utilities Company, which is doing business as TXU Corp (TXU). TXU Europe is a holding company that owns 90% of the outstanding common stock of TXU Finance (No. 2) Limited (TXU Finance) which in turn owns 100% of the common stock of TXU Acquisitions Limited (TXU Acquisitions). On May 19, 1998, TXU Acquisitions gained control of The Energy Group PLC (TEG), the former holding company of TXU Europe Group plc (formerly Eastern Group plc), after all conditions to its offer for all of the ordinary shares of TEG were satisfied
or waived.   Immediately before such acquisition, subsidiaries of TEG
completed the sale of TEG's former coal and power trading interests in the United States (US) and Australia (Peabody Sale).

   TXU Europe's acquisition of TEG through TXU Acquisitions was accounted for as a purchase in accordance with US generally accepted accounting principles. Accordingly, the results of operations of TXU Europe and other subsidiaries of TEG acquired by TXU Europe have been consolidated into the results of operations of TXU Europe since acquisition on May 19, 1998. The total purchase consideration for the TEG businesses acquired was approximately pounds 4.4 billion. At the date of the acquisition, TEG had assets of pounds
6.0 billion, including cash of pounds 2.0 billion, and liabilities of pounds
4.5 billion, including debt of pounds 2.9 billion. The excess of the purchase consideration plus acquisition costs over the net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of pounds 3.5 billion, which is being amortized over 40 years. From March 1998 to May 18, 1998, TXU Europe, through TXU Acquisitions, had acquired an equity interest in TEG of approximately 22%, resulting in the recognition of equity income of pounds 2 million, which is reflected in "Other Income-net" in the Condensed Statement of Consolidated Income.

   On November 9, 1999, name changes were announced for certain subsidiaries within TXU Europe to reflect the increasing importance of European investments. Eastern Group plc was renamed TXU Europe Group plc (TXU Europe Group) and its subsidiary, Eastern Generation Limited, was renamed TXU Europe Power Limited. TXU Europe Group's subsidiary, Eastern Power & Energy Trading Limited, will be renamed TXU Europe Energy Trading Limited by January 2000. TXU Europe Group's retail and networks businesses will continue operating under the Eastern brand name.

   For financial reporting purposes, TXU Europe Group is considered the predecessor company to TXU Europe.

   In September 1999, TXU Europe announced that it was forming a joint venture with certain shareholders of Pohjolan Voima Oy (PVO), Finland's second largest electricity generator. As part of the transaction, TXU Europe contributed approximately pounds 200 million for an 81% ownership interest in the joint venture company on November 5, 1999. The joint venture will acquire rights to the output from approximately 600 megawatts (MW) of PVO's thermal generating
capacity.   The transaction consists of the purchase by the joint venture company of "C" class PVO shares, equal to 15% of PVO, and most of a wholesale trading business owned by the industrial shareholders of PVO. TXU Europe's interests in Finland also include the previously announced agreement to acquire a 36% stake in Savon Voima Oy, Finland's seventh largest electricity distributor.

2.     Significant Accounting Policies

   The condensed consolidated financial statements of TXU Europe have been prepared in accordance with US generally accepted accounting principles and on the same basis as the audited financial statements as of and for the period from formation through December 31, 1998, included in the Registration
                                        8

Statement (Nos. 333-82307 and 333-82307-01) on Form S-4 filed by TXU Europe and its subsidiary, TXU Eastern Funding Company, under the Securities Act of 1933 with the Securities and Exchange Commission and declared effective on November 9, 1999. In the opinion of TXU Europe's management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included herein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

   TXU Europe defers the effect of changes in the market value of derivative financial instruments for contracts for differences and electricity forward agreements, which are used to hedge firm commitments to the period when the related transaction is completed. In the event that an overall analysis of the firm commitments being hedged indicates that TXU Europe is in a net loss position, a provision is made for these anticipated losses. Transactions that are entered into that do not meet the criteria for hedge accounting are marked to market on the balance sheet at period end, and the unrealized gain or loss is recognized in income for that period.

3.     Short-term Financing

   Revolving credit agreement - Eastern Electricity has a separate revolving credit facility of up to pounds 250 million, terminating March 2, 2003, which provides for short-term borrowings to be used for Eastern Electricity's general corporate purposes. No borrowings were outstanding at September 30, 1999 under this facility.

   Promissory note program - TXU Europe has a one-year promissory note program issued within the Czech Republic, which has been utilized to fund its investments in Severomoravska Energetika a.s., a Czech electricity distribution and supply company, and Teplarny Brno a.s. , a Czech district heating and generation company. At September 30, 1999, pounds 62 million was outstanding under the promissory note program. The interest rate on the note was reset in August 1999 and bears interest at an annual rate based on PRIBOR plus 0.7% which was 7.34% at September 30, 1999.

   Accounts receivable - TXU Europe Group has facilities with Citibank N.A. to provide financing through trade accounts receivable whereby Eastern Electricity may sell up to pounds 300 million of its electricity receivables and, beginning June 11, 1999, TXU Finance may borrow up to an aggregate of pounds 275 million, which for accounting purposes is collateralized by additional receivables of Eastern Electricity, through a short-term note issue arrangement. The program has an overall program limit of pounds 550 million.

   Consistent with US generally accepted accounting principles, through March 31, 1999, the electricity receivable financings were in the form of short-term loans collateralized by Eastern Electricity's trade accounts receivable. Subsequent to March 31, 1999, the program was restructured so that a portion of the receivables are sold outright rather than being used to collateralize short-term borrowings. Eastern Electricity continually sells additional receivables to replace those collected. At September 30, 1999, accounts receivable of Eastern Electricity of pounds 207 million had been sold under the new program. An additional pounds 93 million of receivables remain as collateral for short-term loans. The borrowings by Eastern Electricity bear interest at an annual rate based on commercial paper rates plus 0.225%, which was 5.3% at September 30, 1999.

4.     Long-term Debt

   Lines of credit - At September 30, 1999, TXU Europe and TXU Finance had a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). The Sterling Credit Agreement, as amended in March 1999, provides for borrowings of up to pounds 1.275 billion and has two facilities: a pounds 750 million term facility which will terminate on March 2, 2003 and a pounds 525 million revolving credit facility which has a pounds 200 million 364-day tranche (Tranche A) and a pounds 325 million tranche which terminates March 2, 2003 (Tranche B). TXU Europe and TXU Finance currently are the only permitted
                                   9
borrowers under the amended Sterling Credit Agreement. The amended Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. As of September 30, 1999, pounds 750 million of borrowings were outstanding under the term facility at an interest rate of 5.98%, and approximately pounds 182 million of non-UK borrowings were outstanding under Tranche B at a weighted average interest rate of 5.59%.
   In May 1999, a subsidiary of TXU Europe issued US$1.5 billion (pounds 921 million) of Senior Notes in three series: US$350 million (pounds 215 million) at 6.15% due May 15, 2002; US$650 million (pounds 399 million) at 6.45% due May 15, 2005; and US$500 million (pounds 307 million) at 6.75% due May 15, 2009. The proceeds of this issuance were used to reduce indebtedness incurred in connection with the acquisition of TEG, to reduce borrowings under the Sterling Credit Agreement and for other corporate purposes. Shortly thereafter, TXU Europe entered into various interest rate and currency swaps that in effect changed the interest rate on the borrowings from fixed to variable based on LIBOR and fixed the principal amount to be repaid in sterling. The fair value of the new Senior Notes was US$1.4 billion (pounds
0.9 billion) at September 30, 1999.

   On October 14, 1999, TXU Europe entered into additional swaps that in effect changed the interest rate on the borrowings to a fixed rate payable in sterling.

   On October 5, 1999, a subsidiary of TXU Europe issued pounds 77 million in Norwegian bonds due October 5, 2029, at a fixed rate of 7.25%. The net proceeds were used to pay down a portion of the Tranche B borrowings which had been used to finance certain asset purchases in Norway. On November 8, 1999, TXU Europe borrowed approximately pounds 200 million on the Tranche B facility. The net proceeds were used to finance the acquisition of the interest in the PVO joint venture.

5.   Segments

                                                  Period from
                          Nine Months              formation               Period from
                             Ended                  through               January 1,
                         September 30,          September 30,             1998 through
                             1999                    1998                 May 18, 1998
                    -----------------------   ----------------------  -----------------------

                    Revenues   Contribution   Revenues  Contribution  Revenues   Contribution
                    --------   ------------   --------   -----------  --------   ------------
                      (pounds million)          (pounds million)         (pounds million)

Energy retail         1,197         (48)         456        (34)         628         (26)
Energy management
and generation        1,167         171          320         22          764          91
Networks                317         127          140         50          168          76
Other                     5           2           23          6            3          (2)

Cost of capital
 elimination              -         103            -         46            -          50
Unallocated
 corporate costs          -         (50)           -        (64)           -         (42)
                      -----        ----         ----       ----        -----        ----
Total (UK GAAP)       2,686         305          939         26        1,563         147
                      =====        ----         ====       ----        =====        ----
Purchase accounting
 and US GAAP
 adjustments                         54                      55                      (55)
                                   ----                    ----                     ----
Income before
 interest, income
 taxes and minority
 interest                           359                      81                       92
                                   ====                    ====                     =====


   As set out above, contribution is defined as operating and other income after a notional charge for the cost of capital.

6.     Derivative Instruments

   TXU Europe is exposed to a number of different market risks including changes in gas and electricity prices, interest rates and foreign currency exchange rates. TXU Europe has developed a control framework of policies and procedures to monitor and manage the exposures arising from volatility in these markets. To implement these policies and procedures, TXU Europe enters into various derivative instruments for hedging purposes. Both the energy management and the treasury operations make use of those instruments, but only well understood derivative instruments are authorized for use.

   TXU Europe enters into derivative instruments, including
options, swaps, futures and other contractual commitments to manage market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. TXU Europe's participation in derivative transactions has primarily been designated for hedging purposes and is not held or issued for trading purposes. TXU Europe's energy marketing activities in Europe, through Eastern Power & Energy Trading Limited (EPET), are currently being expanded with the relocation of EPET's primary operations to Geneva,
Switzerland, and are still in the process of being developed.   Energy trading
activity for the periods ended September 30, 1999 is not material.

   Interest Rate Risk Management -- At September 30, 1999, TXU Europe had various interest rate swaps in effect with an aggregate notional amount of US$1.5 billion (pounds 921 million) that convert the fixed rate Senior Notes to floating rate based on LIBOR. These swaps mature on the dates of the underlying notes, have a weighted average pay rate of 5.99% and had a fair value of pounds 15 million at September 30, 1999. TXU Europe also had various other interest rate swaps as required by the Sterling
Credit Agreement and to hedge certain of its borrowings from a variable to a fixed rate. The aggregate notional amount of these interest rate swaps was pounds 848 million with an average maturity of six years and an average fixed rate of 6.7%. Forward rate agreements totaling pounds 195 million for a maximum duration of less than one year to swap floating rate deposits into fixed rates were outstanding at September 30, 1999.

   In October 1999, TXU Europe entered into an interest rate swap to convert a notional amount of pounds 250 million of variable rate debt to a weighted average fixed rate of 6.39%.

   Foreign Currency Risk Management -- TXU Europe has currency swaps which effectively fix the principal amount of the US$1.5 billion of Senior Notes to be repaid in sterling. In August 1999, TXU Europe entered into a forward foreign currency contract to acquire US$200 million and US$300 million in October 2017 and October 2027, respectively, for approximately pounds 218 million to settle the original US dollar-denominated debt of TEG. The difference between the forward rate and the spot rate at inception of the contract (a foreign currency gain of approximately pounds 92 million) will be amortized to income over the life of the contract. At September 30, 1999, TXU Europe had various other foreign currency swaps, options and exchange contracts in effect, the terms and amounts of which had not significantly changed from December 31, 1998.

7.  Regulation and Rates

    Electricity distribution and supply businesses in England and Wales are subject to price controls. The regulation of distribution and supply charges is currently subject to review by the Office of Gas and Electricity Markets covering England, Wales and Scotland (OFGEM). Since the implementation of the initial price controls in 1990, there have been two reviews of the supply price control, effective for the periods from April 1, 1994 to March 31, 1998 and from April 1, 1998 to March 31, 2000. These reviews have resulted in reduced distribution and supply prices, but because related costs have also been reduced, the effect on TXU Europe has not been material. On August 12, 1999, OFGEM issued a draft report, adjusted on October 8, 1999, proposing a range of substantial revenue reductions for the distribution businesses of all regional electricity companies in the UK. OFGEM also issued its proposed price adjustments for the electricity supply business on October 8, 1999. The final OFGEM report is expected at the end of November 1999 and both the distribution and supply price adjustments are expected to become effective April 1, 2000. TXU Europe is analyzing the draft proposals and cannot predict at this time either the final price adjustments that will be applicable to TXU Europe Group or the ultimate impact of such adjustments on TXU Europe's financial position, results of operations or cash flows.

8. Contingencies

   In February, 1997 the official government representative of pensioners (Pensions Ombudsman) made final determinations against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electric Supply Pension Scheme (ESPS) relating to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. These determinations were set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners have appealed this decision and judgment has now been received. The appeal endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid has announced their intention to appeal to the House of Lords, although no formal application has been made. If a similar complaint were to be made against TXU Europe
Group in relation to its use of actuarial surplus in its section of the ESPS, it would vigorously defend the action, ultimately through the courts.
However, if a determination were finally to be made against it and upheld by the courts, TXU Europe Group could have a potential liability to repay to its section of the ESPS an amount estimated by TXU Europe Group to be up to pounds 45 million (exclusive of any future applicable interest charges).

   On May 19, 1998 a complaint was filed by Optimum Solutions Limited against National Grid, Yorkshire Electricity Group plc, Eastern Electricity and Logica Plc. Yorkshire Electricity and Eastern Electricity are both members of the electricity trading market in England and Wales (the Pool). Optimum Solutions Limited alleges breach of confidence in respect of information supplied in the context of the development of the trading arrangements for the 1998 liberalization of electricity supply in England and Wales, or Trading Arrangements. Optimum Solutions Limited requests an unspecified amount of damages related to breach of contract, an unspecified amount of equitable compensation for misuse of the confidential information and return of material alleged to contain confidential information. It is alleged that the Pool has made use of the confidential information in the development of the Trading Arrangements and that Eastern Electricity made use of it in using the system developed by the Pool for trading purposes. The action against Eastern Electricity is being strenuously defended. TXU Europe cannot predict the outcome of this proceeding.

   In November 1998, five complaints were filed against subsidiaries of TXU Europe by five of their former sales agencies. The agencies claim a total of pounds 104 million arising from the summary termination for the claimed fundamental breach of their respective contracts in April 1998. The five agencies are claiming damages for failure to give reasonable notice for compensation under the UK Commercial Agents Regulations 1994. These actions are all being defended strenuously, and counterclaims have been filed. TXU Europe cannot predict the outcome of these claims and counterclaims.

   On January 25, 1999, the Hindustan Development Corporation issued proceedings in the Arbitral Tribunal in Delhi, India against TEG claiming damages of US$413 million (pounds 253 million) for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. TXU Europe is vigorously defending this claim. TXU Europe cannot predict the outcome of this proceeding.

   General - In addition to the above, TXU Europe and its subsidiaries are involved in various legal and administrative proceedings arising in the ordinary course of its business. TXU Europe believes that all such lawsuits and resulting claims would not have a material effect on its financial position, results of operation or cash flows.
                                  12

   Financial Guarantees - TEG has guaranteed up to US$110 million (pounds 67 million at September 30, 1999) of certain liabilities that may be incurred and payable by the purchasers of the US and Australian coal businesses and US energy marketing operations sold in the Peabody Sale with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal United Mine Workers Association Retirement Plan, subject to certain specified conditions.

   TEG entered into various guarantees of obligations of affiliates of its former subsidiary, Citizens Power LLC, arising under power purchase agreements and note purchase agreements in connection with various Citizens Power energy restructuring projects, as well as various indemnity agreements in connection with such projects. TXU Europe and TEG continue to be the guarantor or the indemnifying party, as the case may be, under these various agreements. In connection with the acquisition, letters of credit were issued under the Sterling Credit Facility in the amount of US$198 million (pounds 125 million) to support certain debt financings associated with these restructuring projects. The letters of credit matured in May 1999 and were not renewed.

   As a consequence of a restructuring whereby a subsidiary of TXU Acquisitions transferred TXU Europe Group to another wholly-owned subsidiary of TXU Acquisitions, TXU Europe and certain other affiliated UK subsidiaries of TXU may be required to make certain adjustments to the guarantees. The Directors of TXU Europe do not currently expect this to have a material adverse impact on TXU Europe.

TXU EUROPE LIMITED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


BUSINESS AND ACQUISITIONS

   TXU Europe Limited, formerly known as TXU Eastern Holdings Limited (TXU Europe) was incorporated as a private limited company on February 5, 1998. Through a series of restructurings and capital transactions subsequent to its formation, TXU Europe became an indirect, wholly owned subsidiary of Texas Utilities Company, which is doing business as TXU Corp (TXU). TXU Europe is a holding company that owns 90% of the outstanding common stock of TXU Finance (No. 2) Limited (TXU Finance) which in turn owns 100% of the common stock of
TXU Acquisitions Limited (TXU Acquisitions).  On May 19, 1998, TXU
Acquisitions gained control of The Energy Group PLC (TEG), the former holding company of TXU Europe Group plc (formerly Eastern Group plc), after all conditio ns to its offer for all of the ordinary shares of TEG were satisfied or
waived.   Immediately before such acquisition, subsidiaries of TEG completed the sale of TEG's former coal and power trading interests in the United States
(US) and Australia (Peabody Sale).

   TXU Europe's acquisition of TEG through TXU Acquisitions was accounted for as a purchase in accordance with US generally accepted accounting principles. Accordingly, the results of operations of TXU Europe and other subsidiaries of TEG acquired by TXU Europe have been consolidated into the results of operations of TXU Europe since acquisition on May 19, 1998. The total purchase consideration for the TEG businesses acquired was approximately pounds 4.4 billion. At the date of the acquisition, TEG had assets of pounds
6.0 billion, including cash of pounds 2.0 billion, and liabilities of pounds
4.5 billion, including debt of pounds 2.9 billion. The excess of the purchase consideration plus acquisition costs over the net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of pounds 3.5 billion, which is being amortized over 40 years. From March 1998 to May 18, 1998, TXU Europe, through TXU Acquisitions, had acquired an equity interest in TEG of approximately 22%, resulting in the recognition of equity income of pounds 2 million, which is reflected in "Other Income-net" in the Condensed Statement of Consolidated Income.

   On November 9, 1999, name changes were announced for certain subsidiaries within TXU Europe to reflect the increasing importance of European investments. Eastern Group plc was renamed TXU Europe Group plc (TXU Europe Group) and its subsidiary, Eastern Generation Limited, was renamed TXU Europe Power Limited. TXU Europe Group's subsidiary, Eastern Power & Energy Trading Limited, will be renamed TXU Europe Energy Trading Limited by January 2000. TXU Europe Group's retail and networks businesses will continue operating under the Eastern brand name.

   For financial reporting purposes, TXU Europe Group is considered the predecessor company to TXU Europe.

   In September 1999, TXU Europe announced that it was forming a joint venture with certain shareholders of Pohjolan Voima Oy (PVO), Finland's second largest electricity generator. As part of the transaction, TXU Europe contributed approximately pounds 200 million for an 81% ownership interest in the joint venture company on November 5, 1999. The joint venture will acquire rights to the output from approximately 600 megawatts (MW) of PVO's thermal generating
capacity.   The transaction consists of the purchase by the joint venture company of "C" class PVO shares, equal to 15% of PVO, and most of a wholesale trading business owned by the industrial shareholders of PVO. TXU Europe's interests in Finland also include the previously announced agreement to acquire a 36% stake in Savon Voima Oy, Finland's seventh largest electricity distributor.

RESULTS OF OPERATIONS
   The business operations of TXU Europe Group were not significantly changed as a result of the purchase by TXU Acquisitions. For purposes of the discussion of operating revenues for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, the revenues of TXU
                                   14

Europe Group for the period from January 1, 1998 through May 18, 1998 have been combined with the revenues of TXU Europe for the period from May 19, 1998 through September 30, 1998. The combined information has not been audited.
The post-acquisition results of TXU Europe include the results of TXU Europe Group plus purchase accounting adjustment including amortization of goodwill,
and financing costs of the acquisition.   The results of operations for the
three months ended September 30, 1999 and 1998 are presented on a comparable basis and are therefore compared against each other in the discussion below.

Nine months ended September 30, 1999 compared with nine months ended September
  30, 1998

Revenues

   Energy retail - Revenues in the energy retail operation increased by approximately 10% from pounds 1.1 billion for the nine months ended September 30, 1998 to pounds 1.2 billion for the nine months ended September 30, 1999. The volumes of gas and electricity sold and the unit sales prices primarily determine the revenues. The increase in revenue arises primarily from additional revenues in the gas residential market of pounds 93 million as a result of this market being fully opened to competition.

   Energy management and generation - Revenues in the energy management and generation operations increased by approximately 8% from pounds 1.1 billion for the nine months ended September 30, 1998 to pounds 1.2 billion for the nine months ended September 30, 1999. This increase was principally attributable to increased operating volumes in the gas portfolio which resulted in approximately pounds 263 million in revenue, partially offset by lower revenues in the electricity portfolio of approximately pounds 108 million, due to lower time-weighted pool purchase prices and reduced volumes. In addition, there was a loss of pounds 18 million of revenue in the 1999 period due to a fire at a coal-fired power station which occurred in October 1998.

   Networks - Revenues in the networks business increased by approximately 3% from pounds 308 million in the nine months ended September 30, 1998 to pounds 317 million in the nine months ended September 30, 1999. This increase was primarily due to an increase of 4.5% in gigawatt-hours (GWh) distributed and an increase in regulated prices of approximately 1% from April 1999.

   Other - Other revenues were pounds 5 million in the nine months ended September 30, 1999 compared with pounds 26 million in the nine months ended September 30, 1998. This decrease can be attributed to the sale of the telecommunications business in December 1998 which contributed pounds 9 million to revenues and the modular building business operated by Rollalong Limited in February 1999, which resulted in a net decrease of pounds 11 million.

Operating income

   Operating income of TXU Europe for the nine months ended September 30, 1999 of pounds 354 million consisted of pounds 2,686 million of operating revenues offset by costs and expenses of pounds 2,332 million. Costs and expenses included pounds 1,162 million for purchased power, pounds 602 million for gas purchased for resale, pounds 385 million for operation and maintenance expense, pounds 64 million for amortization of goodwill and pounds 119 million for depreciation and other amortization.

   Operating income of TXU Europe for the period from formation through September 30, 1998 was pounds 53 million and consisted of pounds 939 million of operating revenues offset by costs and expenses of pounds 886 million. These results include the operations of TXU Europe from May 19, 1998. Costs and expenses included pounds 420 million for purchased power, pounds 154 million for gas purchased for resale, pounds 228 million for operation and maintenance expense, pounds 53 million for depreciation and other amortization and pounds 31 million for amortization of goodwill.
                                    15

   Operating income of TXU Europe for the period from January 1, 1998 through May 18, 1998 was pounds 91 million and consisted of pounds 1,563 million of operating revenues offset by costs and expenses of pounds 1,472 million.
Costs and expenses included pounds 743 million for purchased power, pounds 281 million for gas purchased for resale, pounds 375 million for operation and maintenance expense and pounds 73 million for depreciation and amortization.

Net interest expense

   Net interest expense of TXU Europe for the nine months ended September 30, 1999 of pounds 213 million included interest expense of pounds 259 million offset by interest income of pounds 46 million on surplus cash balances. Interest expense included pounds 48 million in respect of sterling denominated Eurobonds and pounds 38 million in respect of the rent factoring financing arrangement for three power stations under capital lease, as well as payments of pounds 39 million under the Sterling Credit Agreement, pounds 21 million under the Senior Notes and pounds 18 million on the note payable to TXU.

   Net interest expense of TXU Europe for the period from formation through September 30, 1998 of pounds 128 million included interest expense of pounds 174 million offset by interest income of pounds 46 million on surplus cash balances. Interest expense included payments of pounds 53 million under the Sterling Credit Agreement, pounds 24 million in respect of sterling-denominated Eurobonds, pounds 23 million in respect of the rent factoring financing arrangement noted above as well as pounds 19 million on the note payable to TXU.

   Net interest expense of TXU Europe for the period from January 1, 1998 through May 18, 1998 of pounds 41 million included interest expense of pounds 76 million offset by interest income of pounds 35 million on surplus cash balances.

Total tax expense

   Total tax expense of TXU Europe for the nine months ended September 30, 1999 was pounds 68 million. Total tax benefit of TXU Europe for the period from formation through September 30, 1998 was pounds 19 million. Total tax expense of TXU Europe for the period from January 1, 1998 through May 18, 1998 was pounds 35 million. The effective tax rate in all periods is affected by non-deductible expenses related to capital leases and amortization of goodwill. The 1998 periods also reflected a tax benefit associated with a 1% reduction in the statutory tax rate and included income which was taxed at rates less than the statutory rate.

Three months ended September 30, 1999 compared with three months ended
  September 30, 1998

   For the three months ended September 30, 1999 there was a net loss of pounds 5 million compared with a net loss of pounds 35 million for the same period of 1998. Contributing to this improvement was a 14% increase in revenues and a 28% reduction in net interest expense. Operating income of TXU Europe for the three months ended September 30, 1999 was pounds 66 million compared with pounds 21 million for the same period of 1998.

Revenues

   Energy retail - Revenues in the energy retail operation increased by approximately 13% from pounds 300 million for the three months ended September 30, 1998 to pounds 340 million for the three months ended September 30, 1999. The revenues are primarily determined by the volumes of gas and electricity sold and the unit sales prices. The increase in revenue arises mainly from additional revenues in the gas and electricity residential market as a result of these markets being fully opened to competition.

   Energy management and generation - Revenues in the energy management and generation operations increased by approximately 29% from pounds 204 million for the three months ended September 30, 1998 to pounds 264 million for the
                                 16
three months ended September 30, 1999. This increase mainly reflects increased operating volumes in the gas portfolio.

   Networks - Revenues in the networks business increased slightly from pounds 96 million in the three months ended September 30, 1998 to pounds 97 million in the three months ended September 30, 1999. This increase was primarily due to an increase of 1% in GWh distributed and an increase in regulated prices of approximately 1%.

   Other - Other revenues were pounds 1 million in the three months ended September 30, 1999 compared with pounds 14 million in the three months ended September 30, 1998. This decrease can be attributed to the sales of the telecommunications business in December 1998, which contributed pounds 5 million to the revenues for the three months ended September 30, 1998, and the modular building business operated by Rollalong Limited in February 1999, which resulted in a net decrease of pounds 8 million.

Operating expenses

   Costs and expenses for the three months ended September 30, 1999 increased 7% from the prior year quarter primarily due to increased purchased power and gas purchased for resale costs, a result of increased sales activities. Operation and maintenance expense was down 27% compared with the three months ended September 30, 1998, partially a result of additional purchase accounting adjustments reflected in the third quarter 1998 to adjust the year to date period.

Net interest expense

   Net interest expense for the three months ended September 30, 1999 was pounds 76 million compared with pounds 105 million for the three months ended September 30, 1998. The reduction in interest expense was due primarily to the refinancing of higher rate debt issued in connection with the acquisition of TEG and the issuance of lower rate debt in foreign currencies under the existing credit agreements. Interest income for these periods consisted primarily of interest on surplus cash balances.

Total tax expense

   Total tax expense of TXU Europe for the three months ended September 30, 1999 was pounds 12 million compared with a tax benefit of pounds 28 million for the same period of 1998. The effective income tax rate is impacted by non-deductible expenses related to capital leases and amortization of goodwill. The 1998 quarter also reflected a tax benefit associated with a 1% reduction in the statutory tax rate and included income which was taxed at rates less than the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Period from January 1, 1998 through May 18, 1998 of TXU Europe Group and period from formation through September 30, 1998 and nine months ended September 30, 1999 of TXU Europe

   Net cash generated by operating activities of TXU Europe Group was pounds 154 million for the period from January 1, 1998 to May 18, 1998. Net cash generated by operating activities of TXU Europe was pounds 12 million for the period from formation through September 30, 1998 and pounds 447 million for the nine months ended September 30, 1999. Cash provided by changes in
                                   17
operating assets and liabilities of TXU Europe Group was pounds 109 million for the period from January 1, 1998 through May 18, 1998. Cash provided by changes in operating assets and liabilities of TXU Europe for the period from formation through September 30, 1998 and for the nine months ended September 30, 1999 was pounds 53 million and pounds 216 million, respectively. Cash flows from operations before changes in operating assets and liabilities of TXU Europe Group were pounds 45 million for the period from January 1, 1998 to May 18, 1998 and for TXU Europe were pounds 231 million for the nine months ended September 30, 1999. Cash flows used from operations before changes in operating assets and liabilities were pounds 41 million for the period from formation to September 30, 1998.

   Cash used in investing activities of TXU Europe Group was pounds 139 million for the period from January 1 to May 18, 1998 and for TXU Europe was pounds 1,569 million for the period from formation to September 30, 1998 and pounds 347 million for the nine months ended September 30, 1999. The amount for TXU Europe for the period from formation through September 30, 1998 includes pounds 1,432 million representing the net cash paid to acquire TEG. Capital expenditures were pounds 112 million for the period from January 1 to May 18, 1998, pounds 117 million for the period from formation to September 30, 1998 and pounds 286 million for the nine months ended September 30, 1999,
which included pounds 88 million for the acquisition of gas assets.   The
year-to-date 1999 period also included pounds 61 million for investments primarily in other European assets.

   TXU Europe Group received government consent to build a 215 megawatt (MW) combined heat and power plant for which there is a commitment of pounds 117 million, most of which falls due in 2000. TXU Europe also has a commitment to invest pounds 42 million in Savon Voima Oy, a regional electricity distributor in Finland. The parties signed the agreement for this investment in October 1999, though the purchase is not yet complete and is subject to a number of conditions.

   Cash provided by financing activities of TXU Europe Group for the period from January 1, 1998 through May 18, 1998 was pounds 27 million. Cash provided by financing activities of TXU Europe for the period from formation through September 30, 1998 was pounds 3,427 million including common stock issued to TXU of pounds 1,467 million and borrowings under the acquisition facility of pounds 1,656 million. In the nine months ended September 30, 1999, cash used for financing activities by TXU Europe was pounds 206 million. This included borrowings of pounds 2.0 billion in lower rate long-term debt which was used in part to refinance most of the borrowings related to the acquisition of TEG. Also impacting 1999 financing activities was the securitization of receivables.


Financing Arrangements

   At September 30, 1999, TXU Europe and TXU Finance had a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). The Sterling Credit Agreement, as amended in March 1999, provides for borrowings of up to pounds
1.275 billion and has two facilities: a pounds 750 million term facility which will terminate on March 2, 2003 and a pounds 525 million revolving credit facility which has a pounds 200 million 364-day tranche (Tranche A) and a pounds 325 million tranche which terminates March 2, 2003 (Tranche B). TXU Europe and TXU Finance currently are the only permitted borrowers under the amended Sterling Credit Agreement. The amended Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. As of September 30, 1999, pounds 750 million of borrowings were outstanding under the term facility at an interest rate of 5.98%, and approximately pounds 182 million of non-UK borrowings were outstanding under Tranche B at a weighted average interest rate of 5.59%.

   In May 1999, a subsidiary of TXU Europe issued US$1.5 billion (pounds 921 million) of Senior Notes in three series: US$350 million (pounds 215 million) at 6.15% due May 15, 2002; US$650 million (pounds 399 million) at 6.45% due May 15, 2005; and US$500 million (pounds 307 million) at 6.75% due May 15, 2009. The proceeds of this issuance were used to reduce indebtedness incurred in connection with the acquisition of TEG, to reduce borrowings under the Sterling Credit Agreement and for other corporate purposes. Shortly thereafter, TXU Europe entered into various interest rate and currency swaps that in effect changed the interest rate on the borrowings from fixed to variable based on LIBOR and fixed the principal amount to be repaid in sterling. The fair value of the new Senior Notes was US$1.4 billion (pounds
0.9 billion) at September 30, 1999.
                                    18

   On October 14, 1999, TXU Europe entered into additional swaps that in effect changed the interest rate on the borrowings to a fixed rate payable in sterling.

   On October 5, 1999, a subsidiary of TXU Europe issued pounds 77 million in Norwegian bonds due October 5, 2029, at a fixed rate of 7.25%. The net proceeds were used to pay down a portion of the Tranche B borrowings which had been used to finance certain asset purchases in Norway. On November 5, 1999, TXU Europe borrowed approximately pounds 200 million on the Tranche B facility. The net proceeds were used to finance the acquisition of the interest in the PVO joint venture.

   As of September 30, 1999, Eastern Electricity had issued long-term, fixed rate bonds in the aggregate outstanding principal amount of pounds 750 million, and Energy Group Overseas B.V. had issued notes in the aggregate principal amount of US$500 million (pounds 300 million) which are guaranteed by TEG and TXU Europe.

   Eastern Electricity has a separate revolving credit facility of up to pounds 250 million, terminating March 2, 2003, which provides for short-term borrowings to be used for Eastern Electricity's general corporate purposes. No borrowings were outstanding at September 30, 1999 under this facility.

   TXU Europe Group has facilities with Citibank N.A. to provide financing through trade accounts receivable whereby Eastern Electricity may sell up to pounds 300 million of its electricity receivables and, beginning June 11, 1999, TXU Finance may borrow up to an aggregate of pounds 275 million, which for accounting purposes is collateralized by additional receivables of Eastern Electricity, through a short-term note issue arrangement. The program has an overall program limit of pounds 550 million.

   Consistent with US generally accepted accounting principles, through March 31, 1999, the electricity receivable financings were in the form of short-term loans collateralized by Eastern Electricity's trade accounts receivable. Subsequent to March 31, 1999, the program was restructured so that a portion of the receivables are sold outright rather than being used to collateralize short-term borrowings. Eastern Electricity continually sells additional receivables to replace those collected. At September 30, 1999, accounts receivable of Eastern Electricity of pounds 207 million had been sold under the new program. An additional pounds 93 million of receivables remain as collateral for short-term loans. The borrowings by Eastern Electricity bear interest at an annual rate based on commercial paper rates plus 0.225%, which was 5.3% at September 30, 1999.

European Monetary Union (EMU)

   Most of TXU Europe Group's income and expenditures are denominated in pounds sterling or in the currencies of other countries which either are not eligible or have not joined the first stage of the EMU. TXU Europe therefore does not expect the new currency of countries which participate in the EMU to have a material impact on those operations for so long as the UK continues to remain outside the EMU. TXU Europe has prepared its accounting systems to be able to deal with the receipt of payments in Euros effective from January 1, 1999.

Effect of Inflation

   Because of the relatively low level of inflation experienced in the UK, inflation did not have a material impact on results of operations for the periods presented.

Regulation and Rates

   Electricity distribution and supply businesses in England and Wales are subject to price controls. The regulation of distribution and supply charges
                                   19
is currently subject to review by the Office of Gas and Electricity Markets covering England, Wales and Scotland (OFGEM). Since the implementation of the initial price controls in 1990, there have been two reviews of the supply price control, effective for the periods from April 1, 1994 to March 31, 1998 and from April 1, 1998 to March 31, 2000. These reviews have resulted in reduced distribution and supply prices, but because related costs have also been reduced, the effect on TXU Europe has not been material. On August 12, 1999, OFGEM issued a draft report, adjusted on October 8, 1999, proposing a range of substantial revenue reductions for the distribution businesses of all regional electricity companies in the UK. OFGEM also issued its proposed price adjustments for the electricity supply business on October 8, 1999. The final OFGEM report is expected at the end of November 1999 and both the distribution and supply price adjustments are expected to become effective April 1, 2000. TXU Europe is analyzing the draft proposals and cannot predict at this time either the final price adjustments that will be applicable to TXU Europe Group or the ultimate impact of such adjustments on TXU Europe's financial position, results of operations or cash flows.

Changes in Accounting Standards

   In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Financial Accounting Standards Board Statement No. 133, " which defers the implementation of SFAS No. 133 to fiscal years beginning after June 15,
2000.   SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, including derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. While TXU Europe has not yet determined the effects adopting this standard will have on the consolidated financial statements, those effects could be material.

   The Emerging Issues Task Force, or EITF, has issued No. 98-10, "Accounting for Energy Trading and Risk Management Activities," which is effective for fiscal years beginning after December 15, 1998. EITF 98-10 requires that contracts for energy commodities which are entered into under trading activities should be marked to market with the gains and losses shown net in the income statement. TXU Europe adopted EITF 98-10 effective January 1, 1999 for the fiscal year ending December 31, 1999. Since TXU Europe is not involved in substantial trading activities, EITF 98-10 has not had a material impact on the consolidated financial statements upon adoption.

Year 2000 Issues

   Many existing computer programs use only the last two digits to identify a year in the date field. Thus, they would not recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or produce erroneous data on or about the year 2000.

   In August 1996, TXU Europe Group established a program of projects to ensure that all its systems are Y2K compliant. In testing for conformity, TXU Europe Group uses the revised version of the British Standards Institute's definition of Y2K conformity. TXU Europe Group's Y2K program is sponsored by the Chief Executive of TXU Europe Group and is managed by a committee consisting of TXU Europe Group Managing Directors and Senior Managers. Each of the projects in the program has six phases: inventory; risk assessment; analysis; remediation; testing and contingency planning.

TXU Europe's State of Readiness

     During the third quarter of 1999, the formal certification of systems, both IT and embedded, was completed. The current assessment of remediation made by the industry regulator, OFGEM, for the electricity industry is 100% complete for essential remedial work, including assessment of 100% of TXU Europe Group.

     Eastern Electricity -- The inventory, risk assessment and analysis of the mainframe billing systems were completed in June 1997. All the COBOL code was fixed by November 1998 and the remediation work for the mainframe operating system was completed in March 1999. Eastern Electricity's internal Y2K testing of the remediated billing system application was completed in September 1999 and the system is ready for operation through the millennium transition. A further upgrade to the system is scheduled for January 14, 2000 to ensure that all of the mainframe billing systems function correctly for February 29, 2000. The other Eastern Electricity IT systems have all been through the Y2K compliance certification process.

    Eastern Power & Trading Limited (EPET) -- All of the existing IT systems have been through the Y2K compliance certification process. EPET is confident of business as usual into the millennium for the vast majority of EPET's UK and European operations that are reliant on these systems, accounting for approximately 99% of the business revenue. A number of subsidiaries which come under the responsibility of the EPET Y2K project (e.g., joint ventures in Europe and gas alliances in the North Sea) are being risk assessed in terms of potential impact to the EPET business as a whole, and satisfactory statements and evidence of Y2K readiness have been obtained from the gas alliances in the North Sea. European joint venture assessments have been completed, with the exception of those in Spain, Sweden and Finland, which are scheduled to be finished in November 1999.

     Metering -- All of the existing IT and embedded systems have been through the Y2K compliance certification process. The one remaining piece of work is to complete a fix to the customer key prepayment meters to enable tariff changes in the year 2000 to be implemented. The supply of electricity is unaffected by this upgrade. This process began in October 1999 and is on target to address over 90% of customers by December 31, 1999. This project requires customers to visit vending stations to collect special meter keys when they wish to apply credit next. Not all customers will come into the vending stations before December 31, 1999 to collect these special meter keys.

     Generation -- All of the existing IT and embedded systems have been through the Y2K compliance certification process. Rollover tests (setting the clocks ahead to test systems as the year-end dates change) of main power station process control systems are complete. There are a number of subsidiaries in the generation business. These have been risk assessed in terms of potential impact to the TXU Europe generation business as a whole, and satisfactory statements and evidence of Y2K readiness have been obtained from each subsidiary.

     Networks -- All the existing IT and embedded systems have been through the Y2K compliance certification process. All non-compliant remote telemetry embedded systems on the distribution system have been upgraded to Y2K compliant versions.

     IT Infrastructure -- This project covers the local and wide area networks, voice network, and the file and print server network. All of the systems have been through the Y2K compliance certification process and the operational infrastructure platforms are running Y2K compliant versions. Upgrades are scheduled to be installed where necessary in November 1999.

     Overall TXU Europe Group Program -- Since October 1996, a Y2K compliance requirement has been included in TXU Europe Group's standard terms and conditions for its purchasing contracts. New projects and systems during 1999 should not affect the scope and objectives of the above projects and the Program. TXU Europe Group's operations are also exposed to the failure of third parties to deal with their Y2K exposure. Assurances about Y2K compliance have been received from most suppliers with whom TXU Europe Group does not have contracts for existing IT and embedded systems that must be Y2K compliant.

Costs

     Because less remediation was required than had been expected, the estimated costs associated with TXU Europe Group's Y2K program have been lowered to approximately pounds 13 million ($22 million) from pounds 20
                                  21
million ($33 million). These costs include all Y2K related activities. They do not include the cost of achieving Y2K compliance for new IT systems installed in connection with the opening up of the domestic UK electricity retail market to competition, new systems installed to meet other business needs or the cost of developing contingency plans for the energy management business.

     Costs of addressing the Y2K issue are being expensed as incurred. Amounts expended through September 30, 1999 totalled pounds 8 million ($13 million). Cost expenditures for the remainder of 1999 are estimated at pounds 3 million ($5 million) and an additional pounds 2 million ($4 million) for 2000.

Risks and Contingency Plans

     With respect to internal risks, TXU Europe Group's current assessment of the most reasonably likely worst case scenario is that impacts on either service or financial performance will not be materially adverse. TXU Europe Group believes, based on the results of testing that has already been carried out, that if any disruption to service occurs, it will be isolated and of short-term duration.

     TXU Europe Group is working with its equipment and service suppliers to ensure its products and services are Y2K compliant. Reviews were completed by December 1998. TXU Europe Group believes that any failure of such suppliers to be compliant is unlikely to have a material effect on TXU Europe Group or its operations. TXU Europe Group's operations are heavily dependent upon the reliability of the high voltage transmission system in England and Wales and on the operations of the wholesale trading market for electricity in England and Wales. The owners and operators of those systems have taken the position that they anticipate no material disruptions of service.

     Two internal audits of the Y2K Program were completed in April 1998 and August 1998. The Office of Electric Regulation covering England, Wales and Scotland audited the Y2K Program in January 1999, and the Office of Gas Supply audited the Y2K Program in May 1999. OFGEM has carried out further questionnaire audits during June, July and August 1999. These have focused on updates to the compliance testing program, contingency planning and communications.

     There are existing contingency plans in place which cover realistic failure scenarios and these are regularly tested. All plans have been reviewed against specific Y2K risks and all of TXU Europe Group's businesses have produced Y2K contingency plans. These plans have been through three reviews. On October 1, 1999, the interdependencies between plans were tested. The results of the test enabled the businesses to further refine and issue updated Y2K contingency plans that are scheduled for testing in late November 1999. Additional simulation exercises may be conducted during November 1999 to test the interfaces between the central contingency control and communications center and business control rooms.

     As part of the contingency planning process, a Millennium Operating Regime has been developed to ensure business as usual during the millennium period. Key components include: an escalation and communications structure including a contingency control and communications center supported by appropriate TXU Europe Group directors, increased manpower levels for business critical operations, an agreed remuneration package for staff working during the millennium period, and a check of business critical systems at the rollover date.

FORWARD_LOOKING STATEMENTS

     This report and other presentations made by TXU Europe contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Europe believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section included in the Registration Statement (Nos. 333-82307 and 333-82307-01) on
                                   22

Form S-4 filed by TXU Europe and its subsidiary, TXU Eastern Funding Company, under the Securities Act with the Securities and Exchange Commission and declared effective on November 9, 1999 (Registration Statement on Form S-4), as well as general economic and business conditions in the UK and in the service area for Eastern Electricity, formerly Eastern Electricity's authorized area, which has been opened to competition; unanticipated changes in interest rates, in rates of inflation, or in foreign exchange rates; prevailing governmental, statutory, regulatory or administrative policies and initiatives affecting TXU Europe, its subsidiaries or the UK or European electric and gas utility industries; general industry trends; regulation issues; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demands, among others, that could cause the actual results of TXU Europe to differ materially from those projected in such forward-looking statements.

   Any forward-looking statement speaks only as of the date on which such statement is made, and TXU Europe does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for TXU Europe to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required hereunder for TXU Europe is not significantly different from the March 31, 1999 information as set forth in the Quantitative and Qualitative Disclosures About Market Risk section of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registration Statement on Form S-4 and are therefore not presented herein, except for certain changes in interest rate and currency risk and related derivatives as discussed in Note 6 to the Condensed Consolidated Financial Statements.





PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


 (a)   Exhibits filed as a part of Part II are:

       27      Financial Data Schedule


 (b)  Reports on Form 8-K filed since June 30, 1999:

      None

                            SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                        TXU EUROPE LIMITED


                                       By    /s/  Paul Marsh
                                           --------------------
                                                  Paul Marsh
                              Executive Vice President - Group Finance



                                       By   /s/ Howard Goodbourn
                                          ------------------------
                                              Howard Goodbourn
                            Vice President - Group Financial Controller




Date: November 22, 1999