Form 10-K405
period 1999-12-31
TXU EUROPE LTD
filed 2000-03-24
CIK 1088691

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K
                                     ____

        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999
                                    --OR--
       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

Commission            Exact Name of Registrant as Specified in its Charter;              I.R.S. Employer
File Number        Address of Principal Executive Offices; and Telephone Number         Identification No.
-----------------------------------------------------------------------------------------------------------
333-82307-01                         TXU EUROPE LIMITED                                    98-0188080
                                     The Adelphi
                                     1-11 John Adam Street
                                     London, England WC2N 6HT
                                     011-44-207-879-8081

Securities registered pursuant to Section 12(b) of the Act:
                                                                                   Name of Each Exchange on
Registrant                           Title of Each Class                               Which Registered
----------                           -------------------                               ----------------

TXU Europe Capital I               9 3/4% Trust Originated                              New York Stock
                                    Preferred Securities                                  Exchange
-----------------------------------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   Yes  x   No
                                                     ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of TXU Europe Limited Common Stock held by non-affiliates: None

Common Stock outstanding at March 17, 2000: 2,455,705,299 shares, at US$1 par value and 100 deferred shares at (Pounds)1 par value

TXU Europe Limited meets the conditions set forth in General Instructions (I)
(1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE:   None

                               TABLE OF CONTENTS

                                                                                        Page
                                    PART I
Item 1.    BUSINESS....................................................................   1

           LEGAL ENTITIES
             Summary Corporate Structure...............................................   1
             TXU Europe Limited........................................................   1
             TXU Europe Group plc......................................................   2
           INDUSTRY BACKGROUND.........................................................   2
           TXU EUROPE GROUP BUSINESS OVERVIEW..........................................   9
           OPERATING SEGMENTS..........................................................  11
             Energy Management and Generation..........................................  11
             Energy Retail.............................................................  16
             Networks..................................................................  18
             Other.....................................................................  20
           UK REGULATORY MATTERS.......................................................  21
           ENVIRONMENTAL MATTERS.......................................................  24

Item 2.    PROPERTIES..................................................................  26

Item 3.    LEGAL PROCEEDINGS...........................................................  26

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................  27


                                    PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.........................................................  28

Item 6.    SELECTED FINANCIAL DATA.....................................................  28

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.......................................................  28

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................  28

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................  28

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................................  28


                                   PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................  30

Item 11.   EXECUTIVE COMPENSATION......................................................  30

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............  30

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................  30


                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............  31


APPENDIX A - Financial Information of TXU Europe Limited and Subsidiaries

APPENDIX B - Exhibits


                                    PART I

Item 1.  BUSINESS

                                LEGAL ENTITIES
                                --------------

                          SUMMARY CORPORATE STRUCTURE

             Texas Utilities Company (doing business as TXU Corp.)

     TXU Europe Limited                  TXU Finance (No.2) Holdings Inc.

           TXU Eastern Funding Company

           TXU Finance (No.2 ) Limited (10% owned by TXU Finance (No.2) Holdings Inc.)

           TXU Europe Group plc (Predecessor Company)

                 Eastern Energy Limited

                 TXU Europe Power Limited (formerly Eastern Generation Limited)

                 Eastern Electricity plc

                 Eastern Natural Gas Limited

                 TXU Europe Energy Trading Limited (formerly Eastern Power and Energy Trading)



                              TXU EUROPE LIMITED

     TXU Europe Limited, formerly TXU Eastern Holdings Limited, is a private limited company incorporated under the laws of England and Wales on February 5, 1998. TXU Europe Limited is an indirect wholly-owned subsidiary of TXU Corp. TXU Corp. is a holding company that, through its subsidiaries, is engaged in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission, distribution and sale of natural gas; energy marketing; and telecommunications, retail energy services, international gas operations, power development and other businesses, primarily in the United States (US), Europe and Australia. TXU Europe Limited is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations.

     Almost all of TXU Europe Limited's operating income is derived from TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries, and almost all of TXU Europe Limited's consolidated assets are held by TXU Europe Group and TXU Europe Group's subsidiaries. TXU Europe Limited owns 90% of the outstanding ordinary shares of TXU Finance (No. 2) Limited, (TXU Finance). The remaining 10% of TXU Finance's outstanding ordinary shares are owned by a wholly-owned US subsidiary of TXU Corp. In May 1998, TXU Acquisitions Limited (TXU Acquisitions) , a wholly-owned subsidiary of TXU Finance, gained control of The Energy Group PLC (TEG), the former holding company of TXU Europe Group, after all conditions to its offer for all the ordinary shares of TEG had been satisfied or waived. In August 1998, TXU Acquisitions completed the acquisition of TEG. In October 1998 TXU Acquisitions restructured its subsidiaries so that TXU Europe Group is now owned by another subsidiary of TXU Acquisitions.

     TXU Europe Limited accounted for its acquisition of TEG as a purchase. Purchase accounting adjustments, including goodwill, are reflected in the financial statements of TXU Europe Limited and its subsidiaries for the period subsequent to May 19, 1998. The financial statements of TXU Europe Group for the periods ended before May 19, 1998 included in this report were prepared using TXU Europe Group's historical basis of accounting and are designated herein as "Predecessor". The comparability of the operating results for the Predecessor and the periods subsequent to May 19, 1998 are affected by the purchase accounting adjustments, including the amortization of goodwill over a period of forty years.

     TXU Eastern Funding Company (Funding) is a private unlimited company incorporated under the laws of England and Wales and is a wholly-owned indirect subsidiary of TXU Europe Limited. Funding was organized solely to provide funding for the operations of TXU Europe Limited and its subsidiaries by issuing debt securities and lending the proceeds to TXU Europe Limited.


                             TXU EUROPE GROUP plc

     TXU Europe Limited's major business operations are conducted through the following subsidiaries of TXU Europe Group:

  . TXU Europe Energy Trading Limited (formerly Eastern Power and Energy Trading Limited), or TXU Europe Energy Trading, which coordinates and manages for TXU Europe Group and for other parties the price and volume risks associated with generation, upstream gas assets, and electricity and gas retail businesses;

  . Eastern Electricity plc, or Eastern Electricity, one of the largest distributors and retailers of electricity in the UK, and Eastern Energy Limited, which supplies electricity outside the authorized area served by Eastern Electricity;

  . Eastern Natural Gas Limited, or Eastern Natural Gas, one of the largest retail suppliers of natural gas in the UK; and

  . TXU Europe Power Limited (formerly Eastern Generation Limited), or TXU Europe Power, one of the largest generators of electricity in the UK.

     TXU Europe Group sells electricity and natural gas under the brand name of Eastern Energy. The operations of TXU Europe Energy Trading and TXU Europe Power are treated by TXU Europe Limited as one segment for reporting purposes. The electric and gas supply business is treated as the Energy Retail segment. Energy Retail and Energy Management and Generation comprise TXU Europe Group's energy business. The distribution business is treated as the Networks segment for reporting purposes.


                              INDUSTRY BACKGROUND
                              -------------------

General

     Traditionally, the electric industry in the UK, including distribution, transmission and generation, has been regulated. Throughout England and Wales, electricity power stations, together with the transmission and distribution systems, constitute a single integrated network. Privatization of the UK electricity industry has opened the market to new participants. Each participant must be licensed to generate, transmit or supply electricity. Almost all electricity generated in England and Wales must be sold to and purchased from the wholesale trading market for electricity, commonly known as the Pool. Prices for electricity are set by the Pool for each half hour based on bids of generators and a complex set of calculations that matches supply and demand.

     The gas industry in Great Britain has been privatized and competition among suppliers is encouraged by deregulation of the supply of gas, first to larger customers and, more recently, to smaller customers including residential users. Most of the gas transmission and distribution network in Great Britain is owned and operated by British Gas plc (BG plc), which is required to provide fair access to its network to all shippers of gas. Charges to shippers of gas are based on the amount of pipeline capacity reserved and the number of points of entry and exit to and from the national network.

The Electricity Industry in England and Wales

     Almost all electricity generated at power stations in England and Wales is delivered through the high voltage transmission system owned and operated by The National Grid Company (National Grid). It is then transformed for delivery on to the local distribution networks owned and operated by holders of public electricity supply licenses like Eastern Electricity.

     During the five years ended March 31, 1998, demand for electricity in England and Wales rose by approximately eight percent. The National Grid Seven Year Statement published in April 1998 states that demand is expected to rise by approximately seven percent during the five years ended March 31, 2003.

     "Energy Trends," the energy statistical bulletin issued by the UK Department of Trade and Industry, reports that electricity produced by the UK generating industry, including imports from Electricite de France, in the year ended December 31, 1991, totalled approximately 300 terrawatt hours (TWh), of which approximately 66 percent was produced by coal-fired power stations and 21 percent by nuclear power stations. Thirteen percent was output from pumped storage facilities - a type of hydroelectric generating facility that uses generating capacity to pump water from a lower reservoir to an upper reservoir during periods of low demand for electricity and uses the flow of water from the upper to the lower reservoir to generate electricity during periods of high demand, from oil fired power stations and from interconnectors, which are electrical connectors between the electrical facilities of two electric systems permitting a flow of energy between the systems. During that time there was no significant production from combined cycle gas turbine power stations. The bulletin indicates that in the year ended December 31, 1997, including imports from Electricite de France, the percentage of total electricity generated by coal-fired power stations had declined to approximately 34% and the output from pumped storage, oil, gas (other than combined cycle gas turbine power stations) and interconnectors had declined to 12% while the percentage generated by nuclear power stations had increased to 27% and combined cycle gas turbine power stations accounted for 27%. Combined cycle gas turbine power stations are a type of generating facility which combines a gas-powered combustion turbine with a heat recovery boiler and a steam turbine. The heat recovery boiler uses excess heat from the combustion turbine to produce steam to power the steam turbine. This type of facility increases output and improves efficiency compared to a facility that uses only a combustion turbine. Reasons for the development of combined cycle gas turbine generating capacity since 1991 include the availability of large volumes of natural gas, developments in technology and the privatization of the UK electricity industry, which has allowed new entrants to participate in the generation market.

     In December 1997, the UK government announced a review of energy sources for power generation, including fuel diversity, sustainable development and the role of coal. The government's conclusions were published in an October 1998 policy statement. The government's policy for issuing consents for the construction of new generating stations, as set out in the October 1998 policy statement, is that gas-powered generation would normally be inconsistent with the government's energy policy, unless the project has other benefits, such as combined heat and power projects which produce both power and usable heat and have environmental or transmission system benefits.

The Pool

     The Pool was established in 1990 for bulk trading of electricity in England and Wales between generators and suppliers. The Pool reflects two principal characteristics of the physical generation and supply of electricity from a particular generator to a particular supplier. First, it is not possible to trace electricity from a particular generator to a particular supplier. Second, it is not practicable to store electricity in significant quantities. These characteristics create the need for a constant matching of supply and demand.

     All electricity generated in England and Wales, other than electricity generated by small generators connected directly to the local distribution networks rather than National Grid, must be sold to the Pool. In turn, electricity suppliers generally must buy electricity from the Pool for resale to their customers. Even groups which are both generators and licensed suppliers, like TXU Europe Group, in most circumstances, must act through the Pool to sell all the electricity they generate and to purchase all electricity they sell to customers.

     The Pool is operated under the Pooling and Settlement Agreement, which is currently under review by the UK government. The Pooling and Settlement Agreement governs the constitution and operation of the Pool and the calculation of payments due to and from generators and suppliers of electricity. The UK government and all licensed generators and suppliers of electricity in England and Wales are parties to the Pooling and Settlement Agreement. The Pool also provides centralized settlement of accounts and clearing.

     Generators sell electricity to the Pool at a price for each unit of electricity generated. Also, generators receive availability payments when they declare themselves to be available but are not called upon to run. Suppliers buy electricity through the Pool at a price which reflects these components and which may also include additional amounts payable to National Grid.

     Prices for electricity are set by the Pool daily for each half hour of the following day based on the bids of the generators and a complex set of calculations that matches supply and demand and takes account of system security. Generators make individual bids into the Pool once each day, stating the price and volume at which they are prepared to generate at any point during the following day. National Grid ranks the generating units in an order known as the "merit order," primarily according to the price offered. National Grid then schedules the generating units to operate according to this merit order, calling into service the least expensive generating units first and continuing to call generating units into service until enough are operating to meet demand. Factors which may constrain National Grid's ability to order stations into operation in strict observance of the merit order include the constraints of transmission systems and the technical operating characteristics of some generating units. The price paid to all generators which are called to run is set primarily by reference to the highest bid price of all the generators selected to run in that half hour. A computerized settlement system is used to calculate prices and to process metered, operational and other data and to carry out the other procedures necessary to calculate the payments due under the Pool trading arrangements. The settlement system is administered on a day to day basis by Energy Settlements and Information Services Limited, a subsidiary of National Grid, as settlement system administrator. Pool prices for the purchase of power can vary significantly from day to day and during each day.

     In order to reduce their exposure to fluctuations in Pool prices, generators and suppliers enter into financial hedging contracts with each other. These contracts are in the form of contracts for differences and electricity forward agreements. Contracts for differences and electricity forward agreements in effect fix the price that a supplier pays and a generator receives for electricity. They therefore are used to reduce the price risk that would otherwise be associated with the sale and purchase of electricity through the Pool.

Electricity Supply Markets in England and Wales

     The regulatory framework in England and Wales differs for consumers with maximum annual demands over and under 100 kilowatts (kW). The under 100 kW market, comprising the former regional supply monopolies or franchises of the twelve regional electricity companies, has recently been opened to competition. It is sometimes referred to as the "ex-franchise" market. This market itself contains two subdivisions. The first consists of all residential customers and small businesses using up to 12,000 kilowatt hours per year (kWh/year). It is called the designated market. The remainder of the ex-franchise market consists of smaller businesses with annual maximum demands under 100 kW that use more than 12,000 kWh/year. The over 100 kW market consists of all customers with an annual maximum demand of 100 kW or more.

     Until September 1998, residential and small business customers in all service areas could buy electricity only from the regional electricity company authorized to supply service in the area where the customers were located. However, competition has been fully introduced and customers are now able to buy electricity from any licensed supplier. Ex-franchise customers are usually supplied with electricity in accordance with published tariffs. A price control formula set out in the supplier's public electricity supply license limits prices charged to customers in the designated market. These prices are regulated by the Director General of Electricity Supply as described below under OPERATING SEGMENTS -- "Energy Regulation; Electricity Supply Price Regulation." A formula determines the maximum prices which any public electricity supply license holder is permitted to charge. A separate price control formula described below under OPERATING SEGMENTS -- "Networks Regulation; Distribution Price Regulation" determines the maximum distribution revenue which a public electricity supply license holder may earn from charges made to its own electricity supply business and other electricity suppliers for use of its distribution network.

     To be able to supply electricity, a supplier must either have a second tier supply license issued under the Electricity Act 1989 of Great Britain (Electricity Act) described below under OPERATING SEGMENTS -- "Energy Regulation; Electricity Retailing" or hold a public electricity supply license for the authorized area where its customers are located. The license holder must demonstrate that it has adequate systems and processes in place to fulfill its obligations. Customers in the over 100 kW market are charged under the terms of commercial contracts negotiated with their supplier, which may provide for fixed or variable prices. Variable prices normally reflect expected fluctuations in the price paid by suppliers for the purchase of electricity from the Pool. Customers in the under 100kW market who choose to be supplied by a second tier supplier are charged under the terms of standard published contracts.

     All suppliers use the national transmission system, for which they pay published transmission charges, and the distribution system of the local public electricity supply license holder, for which they pay published distribution charges, to secure delivery of electricity to their customers.

     Electricity supply and distribution businesses in England and Wales are subject to price controls. Since the implementation of the initial price controls in 1990, there have been two reviews of the supply price control, effective for the periods from April 1, 1994 to March 31, 1998 and from April 1, 1998 to March 31, 2000. These reviews have resulted in reduced supply and distribution prices, but because related costs have also been reduced, the effect on TXU Europe Group has not been material. On August 12, 1999, the Office of Gas and Electricity Markets (OFGEM) issued draft proposals, updated on October 8, 1999, and published in final form on December 2, 1999, proposing a range of substantial net revenue reductions for the distribution businesses of all regional electricity companies in the UK. The final proposals for Eastern Electricity incorporated an initial reduction in allowed revenues for regulated units of 28% from April 1, 2000 with further annual reductions of 3% for the next four years, adjusted for inflation. TXU Europe Limited and TXU Europe Group estimate that the effect on revenue will be a reduction of about (Pounds)73 million for the year ending December 31, 2000 and of about (Pounds)100 million for the year ending December 31, 2001. The net impact on TXU Europe Limited is less than these reductions, as a portion of the reduction is a pass through of costs to the energy retail business. In addition, on October 8, 1999, OFGEM issued proposed price adjustments for the electricity supply businesses. The final report of OFGEM was issued at the end of November 1999, and accepted by TXU Europe Group in December 1999, and the supply price adjustments become effective April 1, 2000. TXU Europe Group's directly controlled tariffs will be reduced by an average of 7.1% from April 1, 2000 as required by the new controls, giving rise to an estimated reduction in annual revenues of approximately (Pounds)15 million. See OPERATING SEGMENTS-- "Energy Regulation-- Electricity Supply Price Regulation" and "Networks Regulation--Distribution Price Regulation."

     With the consent of the public electricity supply license holders, the Director General of Electricity Supply has modified the public electricity supply licenses to require that the public electricity supply license holders support the introduction of competition for ex-franchise supply customers by offering services to competing suppliers. These services include registration, data collection and aggregation, emergency reporting and meter operation. The public electricity supply license holders may be required to provide meters to customers who pay in advance for their electricity, usually customers with outstanding obligations to the public electricity supply license holder. The public electricity supply license holders are also required to provide, collectively, consumption and other customer data and a data transfer service to facilitate customer transfers to other providers in the open electricity market.

     The regional electricity companies also have contributed to a program by the Pool to adopt settlement arrangements for the competitive market in 1998. The costs of this program are being recovered from charges to be made to suppliers by the Pool over a five year period. There is a cap above which the regional electricity companies will only partially recover these costs.

Regulation of the Electricity Supply Industry Under the Electricity Act

     The Electricity Act created the institutional framework under which the industry is currently regulated, including the office of the Director General of Electricity Supply, who is appointed by the UK Secretary of State for Trade and Industry. The government is currently consulting on legislation to make significant amendments to the Electricity Act to reflect proposed changes in the regulatory and legal framework of the industry. The government appointed Callum McCarthy, a former banker, as the Director General of Gas Supply beginning November 1, 1998. He assumed the duties of the Director General of Electricity Supply beginning January 1, 1999. The Office of Gas Supply merged with the Office of Electricity Regulation covering England, Wales and Scotland. Since June 17, 1999, the merged office has been known as OFGEM.

     The Director General of Electricity Supply's functions under the Electricity Act include:

  . Granting licenses to generate, transmit or supply electricity, a function which he exercises under a general authority from the UK Secretary of State for Trade and Industry;

  . Proposing modifications to licenses and, in case of non-acceptance of those proposals by licensees, making license modification referrals to the Monopolies and Mergers Commission;

  .  Enforcing compliance with license conditions;

  . Advising the UK Secretary of State for Trade and Industry in respect of the setting of each public electricity supply license holder's non-fossil fuel obligation, which fixes the requirement for the licensee to purchase electricity from non-fossil sources;

  . Calculating the rate of the levy to reimburse generators and regional electricity companies for the extra costs involved in non-fossil fuel plant generation and collecting this fossil fuel levy;

  .  Determining disputes between electricity licensees and customers; and

  .  Setting standards of performance for electricity licensees.

     The term "supply" as used in the context of the Electricity Act covers both distribution and supply retail activities.

     The Director General of Electricity Supply exercises concurrently with the Director General of Fair Trading functions relating to monopoly situations under the UK Fair Trading Act 1973 and functions relating to courses of conduct which have, or might have, the effect of restricting, distorting or preventing competition in the generation, transmission or supply of electricity in contravention of the UK Competition Act 1980. The new Competition Act which became effective March 1, 2000 will replace some provisions of the UK Fair Trading Act 1973 and the UK Competition Act 1980. The new Competition Act conforms to fair trade laws being enacted throughout the EU, including the introduction of stricter enforcement and investigative powers.

     Subject to these duties, the UK Secretary of State for Trade and Industry and the Director General of Electricity Supply are further required to exercise their functions in the manner which each considers is best calculated:

  . To protect the interests of consumers of electricity supplied by licensed suppliers in terms of price, continuity of supply and the quality of electricity supply services;

  . To promote efficiency and economy on the part of licensed electricity suppliers and the efficient use of electricity supplied to consumers;

  . To promote research and development by persons authorized by license to generate, transmit or supply electricity;

  . To protect the public from the dangers arising from the generation, transmission or supply of electricity; and

  . To secure the establishment and maintenance of machinery for promoting the health and safety of workers in the electricity industry.

     The UK Secretary of State for Trade and Industry and the Director General of Electricity Supply also have a duty to take into account the effect on the physical environment of activities connected with the generation, transmission or supply of electricity.

     In performing their duties to protect the interests of consumers in respect of prices and other terms of supply, the UK Secretary of State for Trade and Industry and the Director General of Electricity Supply are required to take into account in particular the interests of consumers in rural areas. In performing their duties to protect the interests of consumers in respect of the quality of electricity supply services, they are required to take into account in particular the interests of those who are disabled or of pensionable age.

     The Electricity Act requires the Director General of Electricity Supply and the UK Secretary of State for Trade and Industry to carry out their functions in the manner each considers is best calculated to ensure that all reasonable demands for electricity will be satisfied, that license holders will be able to finance their licensed activities and that will promote competition in the generation and supply of electricity.

Government Review of Utility Regulation

     On June 30, 1997, the UK government announced its intention to conduct a comprehensive review of the regulatory framework governing the electricity distribution and supply businesses in England and Wales, as well as the regulatory framework applicable to providers of water and telecommunications services. The review culminated in a March 1998 policy statement which sets forth a number of proposals of the UK government designed to re-examine utility regulation in the UK. Among the main proposals contained in that policy statement, some of which would require implementing legislation, are:

  . The retention of the current distribution price control formula as the basis for price regulation;

  .  Increased transparency and consistency of regulations;

  . The separate licensing of the distribution and supply businesses of the regional electricity companies; and

  . Amendment of the statutory duties of utility regulators to provide a new primary duty to exercise their functions in the manner best calculated to protect the interests of the consumers in the short and long term wherever possible, through promoting competition and adopting price regulation to distinguish between income earned through companies' own efforts and income which results from other factors.

     On May 13, 1998, the Director General of Electricity Supply issued a consultation paper on the separation of distribution and supply businesses for regional electricity companies and the future treatment of metering and meter reading. The material proposals and recommendations set out in the consultation paper are the following:

  . Full separation of the management of the supply and distribution business was recommended and consideration of appropriate interim arrangements for separate companies that will make up the distribution and supply activities, each acting independently of the other. Measures should be introduced to ensure that each public electricity supply license holder's supply subsidiary operates at arm's length from the distribution subsidiary. These measures would include separate contracts between the supply and distribution businesses to avoid the sharing of facilities between the businesses. Separate management teams would be required for the two businesses and corporate headquarters activities would be minimized.

  . The distribution company should be responsible for the maintenance and operation of the network and have a statutory duty to develop and maintain an efficient, coordinated and economical system of electricity distribution and to facilitate competition in generation and supply. It should connect any customer to the network on reasonable terms and provide "last resort" meter reading service for any supplier not wishing to provide the service itself.

  . All suppliers should be placed on the same legislative footing, and tariff supply should be replaced by supply under contract. License conditions would be introduced to protect customers and competitors against dominant suppliers.

  . Metering services should be open to competition, and arrangements for transmission in Scotland should be brought into line with those in England and Wales.

     In October 1998, the Department of Trade and Industry published a consultation paper setting out its views, following consultation on a number of issues relating to the reform of regulatory structure in the gas and electricity markets. It intends to consult on issues arising from responses in the fall of 1999. The October 1998 consultation paper sets out the government's view that separate ownership of distribution and supply companies was inappropriate, but that the two businesses should be held in separate subsidiary companies.

     In November 1998, the Director General of Electricity Supply set out further proposals on business separation. These proposals concentrate on the goal of full operational separation of integrated support activities for the distribution and supply businesses. He also appointed consultants to advise him in drawing up a separation compliance plan. These were followed on May 19, 1999 by a further document of the Office of Electricity Regulation covering England, Wales and Scotland that stressed the need to move rapidly towards operational separation and proposed that work begin immediately on company specific compliance plans. The Office of Electricity Regulation covering England, Wales and Scotland also proposed the appointment of a senior level compliance manager within each regional electricity company.

     On January 21, 2000, the UK Government published proposals for further utility legislation, which are expected to progressively take effect beginning in fall 2000. In particular, the Government intends to: merge the existing gas and electricity regulatory offices and to create a single body, to be known as the Gas and Electricity Markets Authority (Authority), which will be headed by a Chairman and two other members appointed by the Secretary of State, rather than a single Director General; to provide that the Authority shall have the principal objective to protect the interests of consumers wherever possible by promoting effective competition; to create new and separate licensing structures for low voltage electricity networks (distribution), electricity retail (supply) and electricity generation; to create a new Gas and Electricity Consumers Council to provide advice to and represent the views of consumers; to provide that the UK Secretary of State has a reserve power to take action if he feels that a disadvantaged group of customers is being treated less favorably with respect to rates; to enable the Secretary of State to issue statutory guidance on social and environmental matters, to which the Authority shall refer in carrying out its duties; to give the Authority the power to fine companies for breach of electricity license obligations (a power which already exists in respect of gas license obligations); to require companies which are subject to price regulation to prepare a statement describing the arrangements for and the level of remuneration of Directors; to allow the Secretary of State to introduce new license conditions in electricity generation, distribution and retail licenses relating to the New Electricity Trading Arrangements proposed to be introduced from October 1, 2000; and to provide that the standard conditions of electricity licenses can be changed without the consent of each individual licensee, where a certain majority of licensees has consented to the change (an arrangement which already exists in gas).

     The Director General of Electric Supply is also reviewing the operations of the Pool with a view to promoting alternative trading arrangements.

     TXU Europe Limited and TXU Europe Group cannot predict the results of any of these reviews, whether proposals recommended in the consultation paper or the recently published utility legislation proposals will be implemented or the ultimate effects on TXU Europe Limited or TXU Europe Group.

The Gas Industry in the UK

     Natural gas is used for a wide range of residential and small business and industrial purposes and also for gas-fired electricity generating stations. Total consumption of natural gas in the UK in 1997 was equal to approximately 54 million tons of oil which is equivalent to approximately 407 million barrels of oil. Production of natural gas in the UK in 1997 was equal to approximately 87 million tons of oil which is equivalent to approximately 656 million barrels of oil.

     From the nationalization of the gas industry in Great Britain in 1948 until 1986, when British Gas plc was privatized, the supply of piped gas to customers was a monopoly. Simultaneously with the privatization of British Gas plc, steps were taken to develop greater competition within the industry, initially by deregulating the supply of gas to the contract market. The contract market is made up of customers that use more than 25,000 therms per year (1,000 tons of oil equivalent is equal to 0.3968 therms). Within the contract market there are "interruptible" customers, whose supply can be interrupted in periods of exceptional demand, and "firm" customers to whom supply is guaranteed.

     Competition has been extended to all consumers, including residential and small business customers.

     British Gas plc divided itself into two separate companies, Centrica plc and BG plc. Centrica plc is a shipper and supplier of gas, while almost all of the UK gas transmission and distribution network is owned and operated by BG plc.

     Participants in the gas industry are required to hold licenses granted by the Director General of Gas Supply. These are:

  . A "public gas transporter's license," which permits the licensee to carry gas through pipelines to any premises or to a pipeline system operated by another public gas transporter;

  .  A "gas supplier's license," which is required to supply gas to customers;
     and

  . A "gas shipper's license," which allows the licensee to arrange with a public gas transporter to introduce, convey or take gas out of the transporter's pipeline system.

     In addition, the exploration for and production of gas in the North Sea is subject to license by the Department of Trade and Industry.

     BG plc is required to provide fair access to its network to all shippers of gas, who pay charges determined by the amount of capacity they have reserved on the system's entry and exit points and commodity charges based on the amount of gas actually transmitted.

     Shippers and suppliers obtain natural gas directly from offshore fields, in which they may own equity interests, from wholesalers, or from both. There are various types of contracts for the purchase of gas, but most of these currently relate directly to physical volumes to be delivered into the UK gas supply network. Many of these include "take or pay" obligations, under which the buyer agrees to pay for a minimum quantity of gas in a year, although the amount it takes in any specific time period can vary according to its need. Gas can be purchased for delivery from one day to several years ahead.

     Shippers in the gas industry have financial incentives to ensure that they have sufficient gas, within limited tolerances, to meet the needs of their suppliers and customers on a daily basis. Failure to do so could result in additional costs being incurred. Fluctuations in demand are met by altering the quantity of gas taken from fields, by adjusting wholesale purchase contracts and the use of storage. Demand may also be limited by interrupting supplies to interruptible customers. Any excess or shortfall in supply has to be sold to, or bought from, the network operator at prices determined each day under an agreed pricing formula.



                      TXU EUROPE GROUP BUSINESS OVERVIEW
                      ----------------------------------

General

     TXU Europe Group, which is an indirect subsidiary of TXU Europe Limited, is the holding company for a group of companies engaged in a variety of energy businesses in Europe. The management of these businesses is coordinated to give TXU Europe Group access to a range of European energy markets, to provide TXU Europe Group's customers access to a range of energy products and to enable TXU Europe Group to respond efficiently to changes in demand for and prices of energy throughout Europe. TXU Europe Group's current principal business operations are electricity networks and energy businesses in the UK.

     The networks business is the largest distributor of electricity in England and Wales, with over 3 million customers in a service area covering approximately 20,300 square kilometers in the east of England and parts of north London.

     TXU Europe Group's energy business is made up of:

  . TXU Europe Energy Trading (formerly Eastern Power and Energy Trading), which coordinates and manages for TXU Europe Group and other parties the price and volume risks associated with generation, upstream gas assets, and electricity and gas retail businesses;

  . Energy Retail, TXU Europe Group's electricity and gas supply operations, which is one of the largest retailers of electricity in the UK, with approximately 2.9 million electricity customers of Eastern Electricity and Eastern Energy Limited and approximately 805,000 customers of Eastern Natural Gas as of December 31, 1999; and

  . TXU Europe Power (formerly Eastern Generation), one of the largest generators of electricity in the UK, which currently owns, operates or has an interest in ten power stations representing approximately 9.4% of the UK's total generating capacity as of December 31, 1999.

     TXU Europe Group also has interests in other parts of Europe, including Scandinavia, Germany, the Czech Republic, The Netherlands, Poland and Spain, and in four natural gas producing fields in the North Sea.

     The electric operations of TXU Europe Group are highly seasonal with a substantial proportion of its profits earned in the winter months. The purchase price for electricity in each half hour varies according to total demand, the amount of generation capacity available but not needed and the prices bid by generators. Consequently, the purchase price tends to be highest during mid-week afternoons in winter, when demand is highest, or in late autumn, when a significant number of power stations undergo scheduled maintenance. Purchase prices are generally lowest during summer months. Seasonal variations in results are likely to continue under revised trading arrangements that are due to be introduced during 2000.

TXU Europe Group's Flexible Energy Portfolio Concept

     TXU Europe Group began as a regional electricity company, operating what is now the largest electric networks business and one of the largest supply businesses in the UK. As the UK energy market has become increasingly competitive, TXU Europe Group has been a pioneer in the development of the flexible energy portfolio concept in the UK. The growth in TXU Europe Group's electric generation and gas production assets has provided the opportunity to hedge TXU Europe Group's retail electricity and natural gas contracts and commitments to customers. TXU Europe Energy Trading now has a substantial portfolio of positions in physical assets and contracts with which it can supply electricity and gas to TXU Europe Group and other industry participants. The physical positions are a natural hedge to the risks associated with TXU Europe Group's retail operations. To the extent TXU Europe Group is naturally hedged, TXU Europe Group can avoid the expenses of entering into alternative hedging arrangements. However, the physical positions are not an exact match with TXU Europe Energy Trading's supply commitments to other customers. Therefore TXU Europe Energy Trading manages the remaining exposure through contracts by adjusting the balance of supply and demand in TXU Europe Group's portfolio, by varying power station and gas field output, by contracting with counterparties and by adjusting trading prices to the retail operations. The variety of physical and financial resources and customers in TXU Group's energy business provides flexibility to respond more quickly to structural changes in energy markets in the United Kingdom.

     Overall, TXU Europe Energy Trading integrates all aspects of TXU Europe Group's energy business. It coordinates TXU Europe Group's energy operations, taking into account anticipated demand and the availability to TXU Europe Group of electricity and natural gas from all sources, including generation, gas production, and contracted supplies.

     In carrying out these duties, TXU Europe Energy Trading:

  . Offers TXU Europe Group's and others' retail operations a range of prices for electricity and gas on which the energy retailers may base prices for the supply of that energy to end customers;

  . Bids into the Pool both price and volume for TXU Europe Group's generation, taking account of anticipated retail demand and the overall contractual position;

  .  Manages purchases from the Pool for TXU Europe Group and others;

  . Manages TXU Europe Group's contracts for differences and electricity forward agreements;

  . Matches TXU Europe Group's gas assets and purchase contracts, including access to gas storage, with anticipated demand, including demand from TXU Europe Group's gas-fired generating plants, and buys and sells gas in the event of an excess or shortfall; and

  . Leverages TXU Europe Group's strong asset and customer positions in structuring deals that manage price and volume risks for counterparties, both generators and retailers.

     Finally, TXU Europe Group is also forming various business alliances with European power companies and expects to implement a similar strategy in other parts of continental Europe as markets there open to competition.

Strategy for TXU Europe Group's Energy Business

     TXU Europe Group's strategy for the energy business is to increase TXU Europe Group's UK market share in the retail sale of gas and electricity by strengthening its existing positions in those markets. TXU Europe Group believes that substantial economic and marketing benefits are derived from operating its natural gas and electricity retailing business as a single unit. Competitive markets provide opportunities for TXU Europe Group to expand its retail base through superior marketing and a focus on service to customers. As the retail base grows, TXU Europe Group's overall energy portfolio will be adapted to manage the associated price and volume risks. Providing similar development and management of portfolios to third parties that are other energy providers gives

TXU Europe Group additional opportunities to develop its customer base. TXU Europe Group will also continue to improve operational efficiency in its businesses.

     TXU Europe Group also plans additional growth in continental Europe. TXU Europe Group expects competition to increase in European markets. As opportunities arise, TXU Europe Group intends to expand its current European presence by developing its European energy business similarly to what it has done in the UK. Historically, TXU Europe has established positions in the European market through joint ventures and contracts. At December 31, 1999, approximately $800 million was invested in continental Europe. As appropriate, TXU Europe Group aims to establish positions through interests in physical assets or through contracts and trading. It expects to develop distribution and retail customer bases through direct marketing and alliances, or joint ventures, with businesses with existing customer bases. These steps will enable TXU Europe Group to operate profitably in these markets by applying skills learned in the UK market, in partnership with local management and fellow stakeholders, and additionally by taking advantage of price, weather, the timing of demands on the system or other differentials between connected European markets, as it does in the UK.

     On March 13, 2000, TXU Europe Limited's wholly-owned subsidiary, TXU Europe (Espana) S.L., announced its intention to make a cash offer to acquire all the shares of Hidroelectrica del Cantabrico, S.A.(Hidrocantabrico) that TXU Europe Limited does not currently own. Hidrocantabrico is a vertically integrated Spanish energy company.



                              OPERATING SEGMENTS
                              ------------------

     TXU Europe Limited's principal business operations are energy business and electricity networks. However, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information" TXU Europe Limited has identified three reportable operating segments.

     The segments have been identified on the basis of the operations managed, the underlying nature of the business and its customer base and the corresponding necessary skill sets, e.g., engineering, portfolio management and customer services.

     Energy Management and Generation Segment - Manages an integrated portfolio of contracts and physical gas and generation assets. The contracts include supplying the energy retail business with electricity and gas as well as contracts with third party energy retailers, traders and wholesalers.

     Energy Retail Segment - Provides electricity and gas to United Kingdom residential, industrial and commercial users. It also has commenced retailing joint ventures in continental Europe.

     Together, the Energy Management and Generation and Energy Retail Segments comprise TXU Europe Group's energy business.

     Networks Segment - Owns and manages the electricity distribution system and its principal customer base is energy retail and other electricity suppliers.

     Other - Consists of two operating segments, metering (to be sold) and telecommunications (sold in 1998) which fall below the quantitative thresholds for determining reportable segments.

     Financial information required hereunder is set forth in Note 18 to Consolidated Financial Statements included in Appendix A to this report.


                   ENERGY MANAGEMENT AND GENERATION SEGMENT

TXU Europe Power

     TXU Europe Power is one of the largest generators of electricity in the UK. Its share of total UK generating capacity is approximately 9.4%. It currently owns, operates or has an interest in ten power stations in the UK. TXU Europe Power also owns Nedalo BV, a leading manufacturer of small electrical combined heat and power plants, which are those with generation capacity of less than 1.5 MW, in Europe, and as of March 1, 2000 owns all of Nedalo (UK) Limited, the largest supplier of small electrical combined heat and power plants in the UK.

UK Generation Facilities

     TXU Europe Group's current portfolio of power stations is predominately a mix of combined cycle gas turbine and coal-fired stations. It represents both plants which run throughout most of the year and plants which run only during periods of high demand. TXU Europe Group's portfolio of power stations provides flexibility in managing the price and volume risks of its energy contracts and has enabled TXU Europe Group to diversify its fuel supply risk.

     Information on TXU Europe Group's interests in power stations in the UK is set out in the following table and discussed further below. In all cases installed generating capacity is equal to registered generating capacity except for Peterborough and King's Lynn, which have registered generating capacities of 405 MW and 380 MW, respectively, but installed generating capacities, as shown below, of 360 MW and 340 MW, respectively.

------------------------------------------------------------------------------------
                                                    Installed
                                                    Capacity        Date of earliest
Plant                 Type                             MW            commissioning
------------------------------------------------------------------------------------
West Burton           Coal-fired                       2,012              1967
Rugeley B             Coal-fired                       1,046              1972
Drakelow C            Coal-fired                         976              1965
Ironbridge            Coal-fired                         970              1970
High Marnham          Coal-fired                         945              1959
Peterborough          Combined cycle gas turbine         360              1993
King's Lynn           Combined cycle gas turbine         340              1997
Barking               Combined cycle gas turbine         135(1)           1995
London-Citigen        Combined heat and power             31              1992
Grimsby-MIC(2)        Combined heat and power             15              1995
                                                    ---------
Total                                                  6,830
                                                    =========

(1) Represents TXU Europe Group's approximately 13.5% interest in a 1,000 MW plant.
(2)  Located on the property of a customer.

     West Burton, Rugeley B and Ironbridge.  In June 1996, TXU Europe Group
     -------------------------------------
assumed operational and commercial control, through a combination of lease and outright purchase from National Power PLC (National Power), of all of the assets and a portion of the liabilities of the West Burton, Rugeley B and Ironbridge power stations. TXU Europe Group holds a 99-year lease over the land, buildings and plant at each of those power stations and has the right to purchase the freehold land after 50 years. Under the leases, TXU Europe Group was committed to make fixed payments totalling (Pounds)737 million, of which (Pounds)337 million was paid at commencement of the leases. The balance is payable in 2001. Further payments of approximately (Pounds)6 per MWh, indexed to inflation and linked to output levels from these stations, are also payable to National Power through 2004. National Power has agreed in principle with the Department of Trade and Industry to modify the payment terms to reduce TXU Europe Group's output-linked payments by (Pounds)1.50 per MWh for four months of the year. The specific terms of the modification are not yet agreed. The new terms will not otherwise change TXU Europe Group's obligations under the leases. The National Power leases have been characterized as capital leases under generally accepted accounting principles in the US (US GAAP).

     Drakelow C and High Marnham.  TXU Europe Group has leased the land,
     ---------------------------
buildings and plant at the Drakelow C and High Marnham power stations from PowerGen for 99 years, under agreements entered into in July 1996. PowerGen plc (PowerGen) is responsible for decommissioning costs if TXU Europe Group decides to close these stations during the term of the leases. TXU Europe Group is committed to fixed payments totalling (Pounds)230 million, subject to minor adjustments if aggregate capacity is reduced. The payments, together with interest, are to be made in installments, over eight years beginning in 1996.
As with the National Power leases, further output-related payments of approximately (Pounds)6 per MWh, indexed to inflation, are payable to PowerGen for the first five years of operation by TXU Europe Group. On November 25, 1998, the UK Secretary of State for Trade and Industry confirmed that, as a condition for allowing PowerGen to acquire East Midlands Electricity plc, he would require that the output-related elements of these lease arrangements be terminated 15 months early. The output-related payments to PowerGen will now terminate in March 2000.

     The power station at Peterborough was developed and built as a joint venture between TXU Europe Group and Hawker Siddeley Power (Peterborough) Limited (Hawker Siddeley) between 1990 and 1993. TXU Europe Group acquired Hawker Siddeley's interest in September 1994. TXU Europe Energy Trading has secured contracts with natural gas suppliers to meet the station's natural gas requirements. The Peterborough plant is operated and maintained by TXU Europe Group.

     King's Lynn.  The 340 MW combined cycle gas turbine power station at King's
     -----------
Lynn was constructed for TXU Europe Group under a contract which required the contractor to provide a functioning power plant. The station began commercial generation in December 1997 and is operated and maintained by TXU Europe Group. TXU Europe Energy Trading has secured contracts with natural gas suppliers to meet the station's natural gas requirements.

     Barking.  TXU Europe Group has an interest of approximately 13.5% in a
     -------
1,000 MW combined cycle gas turbine power station at Barking which was constructed as a joint venture between TXU Europe Group and a number of other companies and which became operational in 1995.

     London-Citigen and Grimsby-MIC.  In December 1998, TXU Europe Power
     ------------------------------
acquired from BG plc two combined heat and power plants: a 15 MW combined heat and power plant based on the Millennium Inorganic Chemicals site at Grimsby and a 31 MW district heating and chilling plant, Citigen, in London.

     Nedalo UK.  As of March 1, 2000, TXU Europe Power owns 100% of Nedalo UK,
     ---------
which provides to customers small scale combined heat and power equipment that can produce up to 1.5 electrical MW per single unit. Separate units can be grouped together. When grouped together, the units can have a total output equal to the sum of the outputs for the individual units. Approximately 60 MW of small scale combined heat and power equipment is expected to be installed in the UK in 2000, and Nedalo UK has approximately 70% of the UK market.

Non-UK Generation Facilities

     Czech Republic.  TXU Europe Group has an interest of approximately 84% in
     --------------
Teplarny Brno, a district heating and generation company based in Brno, the second largest city in the Czech Republic. At December 31, 1999 exchange rates, the value of TXU Europe's investment was (Pounds)22 million. Teplarny Brno owns oil and gas-fired plants that are capable of generating approximately 1,000 MW of energy in the form of steam and hot water. This is sold principally to industrial and residential customers. It also owns a 169 kilometer pipeline network for distributing heat to customers' premises. Teplarny Brno also has an electricity generation capacity of approximately 97 MW. The output is sold to the regional electricity company. A combined cycle gas turbine plant is currently undergoing final commissioning and will provide 86 MW of additional heat capacity and 95 MW of additional electricity generating capacity. This plant, which has a contract value of approximately (Pounds)32 million, is now commissioned on gas.

     Poland.  TXU Europe Group has acquired 49% of Zamosc Energy Company, a
     ------
joint venture with the Polish regional distribution company, Zamejska Korporacja Energetyczna SA, which was established to develop power plants in southeast Poland. A 125 MW combined cycle gas turbine project is being developed at Jaraslaw. The project is expected to cost approximately (Pounds)62 million, but the financing has not yet been closed.

     Finland.  On November 5, 1999, TXU Europe Group formed a joint venture
     -------
company, called TXU Nordic Energy, with certain shareholders of Pohjolan Voima Oy (PVO), Finland's second largest electricity generator. As part of the transaction, TXU Europe Limited contributed approximately (Euro)300 million ((Pounds)190 million) for an 81% ownership interest in TXU Nordic Energy. TXU Nordic Energy acquired class "C" shares of PVO, which entitle TXU Nordic Energy to the output from approximately 584 MW of PVO's thermal generating capacity and most of a wholesale trading business owned by the industrial shareholders of PVO. The formation of the joint venture is a part of TXU Europe Group's strategy to build a European energy portfolio by working in partnership with other companies.

     The Netherlands.  On March 1, 2000, TXU Europe Power acquired Nedalo BV for
     ---------------
(Pounds)4.5 million, including the remaining 25% of Nedalo (UK) Limited it did not already own. Nedalo BV is a leading manufacturer of small scale combined heat and power plant, with sales across Europe and in the USA, and has approximately 28% of this market.

Other Projects

     In December 1997, the UK government stopped granting consents for the construction of new gas-fired power stations pending adoption of the stricter consents policy announced in an October 1998 policy statement on Energy Sources for Power Generation. This policy has delayed the construction of some projects by TXU Europe Group and its competitors. However, in December 1998, TXU Europe Group received government consent to build a 215 MW combined heat and power plant to provide heat and power to Shotton Paper on Deeside. The power station will be built by ABB Alsthom. The total estimated cost of the construction is (Pounds)117 million with completion due in 2001. In addition, in July and September 1999, TXU Europe Group received government consent to modify the Drakelow and Rugeley power stations to enable those power stations to be fueled by gas in addition to coal, or by a combination of gas and coal.

     The UK government imposes an obligation on electricity suppliers to purchase a portion of their requirements from renewable energy sources under the non-fossil fuel obligation levy scheme. Renewable energy sources are those that are not currently consumed faster than they are replenished. Renewable energy sources include solar and wind power. In April 1999, TXU Europe Group announced that a one MW wind turbine in Northern Ireland had successfully completed tests and had begun generating electricity. As of December 31, 1999, TXU Europe Group had entered into development agreements in the UK for 110 MW installed capacity of on-shore wind projects under power purchase contracts that are awaiting planning consents from local authorities. An agreement outlining the main terms has been signed with joint developers for up to 100 MW of on-shore wind power in Portugal and 75 MW of electricity to be produced from forest waste with a further 12MW from small hydro schemes in the UK. Additional opportunities for renewable energy projects and large and small scale combined heat and power plants are being actively considered, together with other conventional generating projects.

Competition in Generation

     TXU Europe Group is one of the largest generators in the UK, with a share of approximately 9.4% of the UK's total generation capacity registered as of December 31, 1999.

     TXU Europe Group's mix of generating plants enables it to operate in the sectors of the market for both plants that run throughout most of the year and plants that run only during periods of high demand, and to spread its fuel risks.

     The generation market will be affected by the outcome of the review of energy sources by the UK government and the regulatory review of electricity trading arrangements.

     The UK government has initiated a program of reform in the electricity market. The program involves:

  .  Reform of the electricity trading arrangements in England and Wales;

  . Seeking practical opportunities for divestment of assets by major coal-fired generators;

  .  Moving forward with competition in electricity supply for all customers;

  .  Separating supply and distribution in electricity markets;

  . Revising its policy relating to the construction of new gas-fired generation facilities;

  .  Continuing to press for open energy markets in Europe.

     One of the results of this program is that the major coal-fired generators, National Power and PowerGen, are in the process of divesting generating plants. AES Corp. acquired the 4,000 MW Drax coal-fired station from National Power and Edison Mission Energy acquired two 2,000 MW coal-fired stations at Ferrybridge and Fiddlers Ferry from PowerGen. In addition, construction of new gas-fired generating facilities is likely to increase competition in the generation market. TXU Europe Group cannot predict the impact these reforms will have on its financial position, results of operations or cash flows.

Portfolio Management/Energy Trading

     Typically, holders of public electricity supply licenses issued under the Electricity Act in connection with supply and distribution within an authorized area in Great Britain are exposed to risk, as they are obliged to supply electricity to their customers at stable prices but have to purchase almost all the electricity necessary to supply those customers from the Pool at prices that are constantly changing. The ownership of generating assets provides a natural hedge against these risks; the use of financial instruments like contracts for differences provide another hedging alternative.

     A contract for differences is an agreement between two parties calling for payments between the parties of amounts equal to the product of:

  . The difference in each settlement period between the Pool price and the price, known as the strike price, specified in the contract for differences and

  . The amount of electricity provided for in that settlement period, which is usually expressed in MW of demand.

     Each settlement period is one-half hour. Contracts for differences effectively fix the prices a supplier pays and a generator receives for electricity. If the Pool price is lower than the price specified in the contract for differences for the settlement period, the supplier pays the generator; and if the Pool price is higher, the generator pays the supplier. In this way, contracts for differences reduce the financial risk otherwise associated with the sale and purchase of electricity through the Pool.

     TXU Europe Energy Trading coordinates TXU Europe Group's activities in managing risk. It provides support to TXU Europe Group's energy retail activities, taking into account its energy purchases and sales and its contract portfolios, including TXU Europe Group's generating assets and natural gas production interests. TXU Europe Energy Trading is responsible for setting the level of bids into the Pool for the output of each of TXU Europe Group's generating stations, other than Barking and the combined heat and power plants. TXU Europe Energy Trading uses this method to coordinate the operation of TXU Europe Group's generating stations with TXU Europe Group's fuel contract position and its retail and wholesale energy sales portfolios to TXU Europe Group's best advantage. It also coordinates the operation of TXU Europe Group's generating stations, taking into consideration the relative prices in the energy markets. TXU Europe Energy Trading also earns revenue by providing risk management services to other energy retailers to assist in managing their Pool/market price risk.

     TXU Europe Energy Trading manages TXU Europe Group's financial exposure to fluctuations in electricity prices by:

  .  Managing its portfolio of contracts for differences;

  . Bidding both price and volume for TXU Europe Group's generation output, other than for the Barking plant and the combined heat and power plants, into the Pool for each half hour of the day; and

  . Deciding with the electricity retailing division of TXU Europe Group on the volume and pricing of sales in the competitive and ex-franchise markets.

     The overall electricity position for each half hour of the day is monitored by TXU Europe Energy Trading with the goal of optimizing electricity purchases and sales positions through the use of generation facilities, long and short-term retail sales contracts and appropriate financial instruments. The overall gas position is monitored in a similar way with additional opportunities presented through the operation of gas-fired power stations, storage facilities and the use of gas assets which are the source of electricity. Together, the overall electricity and gas positions are managed by reference to risk exposure limits that are monitored by a risk management team within TXU Europe Group.
The risk management team verifies that the trading instruments employed have been approved for use by TXU Europe Energy Trading and carries out credit checks on current and proposed counterparties. TXU Europe Group's ability to manage that risk in the future will depend, in part, on the terms of its supply contracts, the continuation of an adequate market for hedging instruments and the performance of its generating and gas assets which are the source of electricity.

     In order to help meet the expected needs of its natural gas wholesale and retail customers, including TXU Europe Group's power stations, TXU Europe Group has entered into a variety of gas purchase contracts. As of December 31, 1999, the commitments under long-term purchase contracts amounted to an estimated (Pounds)1.1 billion, covering periods of up to 15 years. Firm sales commitments, including estimated power station usage, at the same date amounted to an estimated (Pounds)3.0 billion, covering periods up to 17 years.

     TXU Europe Energy Trading also purchases coal, oil and natural gas for TXU Europe Group's UK power stations and has equity interests in four natural gas-producing fields in the North Sea. In July 1999, TXU Europe Group significantly expanded its North Sea gas interests through the purchase of all of BHP Petroleum's assets in the Southern North Sea for approximately (Pounds)102 million. At December 31, 1999, the carrying value of these assets was (Pounds)89 million. In December 1998, TXU Europe Group also agreed to purchase Monument Oil's share of the Johnston field in the Southern North Sea for almost (Pounds)20 million. The acquisition of Monument Oil's assets was completed in
December 1999.   Further acquisitions in December 1999 increased TXU Europe
Group's interest in the Johnston field to 64.2%.

     The energy management business also trades on the Nord Pool, the electricity trading market in Scandinavia, and has recently acquired access to up to 140 MW of hydro output in Norway for 55 years, for which TXU Europe Group has paid an upfront fee of up to (Pounds)124 million. This agreement also provides for TXU Europe Group to acquire an additional 47MW of hydropower in Norway.

     On March 13, 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe Limited, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica del Cantabrico, S.A. (Hidrocantabrico) that TXU Europe Limited does not already own. Hidrocantabrico is a vertically integrated Spanish energy company. The offer is subject to a number of conditions, including, among others, authorization by the CNMV, or Spanish Securities Exchange, approval by European Union competition authorities and TXU Europe Limited acquiring sufficient shares such that it would hold at least 51% of Hidrocantabrico after the transaction is completed. The transaction is expected to close in the second quarter of 2000.

     TXU Europe Limited's offer of (Euro)21.25 per share values the equity of Hidrocantabrico at 2.4 billion ((Pounds) 1.47 billion). If the offer becomes unconditional, TXU Europe Limited intends to finance the acquisition through bank borrowings and the issuance of preferred securities to its parent company, TXU International Holdings Limited. TXU International Holdings Limited intends to fund the purchase of the TXU Europe Limited preferred securities though bank borrowings guaranteed by TXU Corp.

     TXU Europe Limited had previously created a 50/50 joint venture trading company with Hidrocantabrico, Synergia Trading S.A., covering the Iberian peninsula.

     On December 21, 1999, TXU Europe Limited announced it will import electricity from Russia as part of an arrangement between PVO and Russian national utility RAO UES (UES). The proportion of electricity allocated to TXU Europe Limited under the arrangement will be supplied to TXU Nordic Energy. TXU Europe Limited views the arrangement as another step towards growing a strong business in the Nordic region and in developing its pan-European energy portfolio. TXU Nordic Energy is entitled to 190 MW of the 400 MW that will be imported by PVO from UES. Under the arrangement, which lasts until 2004, UES will sell 667 million kWh to PVO in the first year and up to 2.67 billion kWh each year after 2000. The electricity will be supplied through an electricity complex in Vyborg, a city on the Russian-Finnish border. TXU Europe Limited's arrangement with PVO will give it control of about 900 MW of electrical output in the Nordic region.

     In September 1999, the energy management business established an office in Geneva, Switzerland, which will coordinate European energy management and development projects.


                             ENERGY RETAIL SEGMENT

     TXU Europe Group has integrated its electricity and gas retailing operations into a single energy business.

     The electricity retailing business involves the sale to customers of electricity that is purchased from the Pool. Pool price risk is managed on behalf of the retail business by TXU Europe Energy Trading. The energy business is charged a regulated price by transmission and distribution companies, including Eastern Electricity, for the physical delivery of electricity.

     Eastern Electricity supplies electricity to customers in all sectors of the market and is one of the largest retailers of electricity in England and Wales. Eastern Electricity's service area, which covers approximately 20,300 square kilometers in the east of England and parts of north London, was one of four areas in the first group to be fully opened for competition. At December 31, 1999, Eastern Electricity supplied electricity to approximately 2.7 million customers, including approximately 2.5 million residential customers and approximately 162,000 small businesses. Industrial and commercial customers accounted for approximately 45% of Eastern Electricity's retail sales revenues. In addition, Eastern Energy Limited had approximately 182,000 customers.

     Eastern Natural Gas is one of the largest suppliers of natural gas in the UK. At December 31, 1999, TXU Europe Group's market share by volume was estimated at approximately 3.9% of gas delivered to the competitive market, which is the industrial and commercial market. At December 31, 1999, it was supplying approximately 805,000 customers in the UK, ranging from residential households to large industrial companies.

     In November 1998, TXU Europe Group announced a gas retailing joint venture in Holland with Energie Noord West and an electricity trading and retail joint venture with Lunds Energi in Sweden.

     In June 1999, TXU Europe Group announced details of a program to restructure the energy retailing business in order to be more cost effective in the competitive energy markets. This program has resulted in the closure of two principal offices with the loss of 300 permanent and 200 temporary positions. TXU Europe Group is seeking new ways to access the energy markets and to form more partnerships with the objective of reducing costs, improving access to customers and capitalizing on emerging new markets like the Internet.

Competition in Electricity Retailing

     TXU Europe Group is an active participant in the competitive industrial and commercial UK electricity market. TXU Europe Group estimates that this represents a market size of approximately (Pounds)6 billion per year based upon electricity prices at that date. In addition, TXU Europe Group estimates that more than 85% of such customers' sites are outside its authorized area, and that over 60% of its electricity sales to the competitive market are to customers outside its authorized area. TXU Europe Group had more than 13% of this market in the year ended March 31, 1999. TXU Europe Group competes in the competitive market on the basis of the quality of its customer service and by competitive pricing. The largest suppliers in this market over the same period were PowerGen and National Power. In December 1999, TXU Europe Group's volume in this market, decreased as a result of a policy to accept business only on a more selective basis. Although this may reduce market share, it will have a positive effect on profits.

     Competition has now been fully introduced for customers in all areas of Great Britain. New entrants to the competitive market have been limited to British Gas Trading Limited, Independent Energy and a small number of other companies. TXU Europe Group competes nationally for residential and small business customers and, by December 31, 1999, it was supplying 182,000 customers outside its traditional service area and had agreed contracts with a further 19,000 residential customers. At the same date, approximately 446,000 customers in TXU Europe Group's service area had transferred to other suppliers.

     There is no assurance whether or not competition among suppliers of electricity will adversely affect TXU Europe Group.

Competition in Gas Supply Business

     As a result of UK government action in recent years, the UK retail gas supply market is open to competition. TXU Europe Group's main competitors are Centrica plc (trading as British Gas) and the gas marketing arms of some major oil companies. Further competition is provided by a number of other electricity companies and smaller gas suppliers which are independent of the major oil companies and which each have a minor presence in the market.

     TXU Europe Group intends to maintain a significant share of this market through high-quality customer service and competitive pricing.

                               NETWORKS SEGMENT

Electricity Distribution

     TXU Europe Group's electricity networks business consists of the ownership, management and operation of the electricity distribution network within TXU Europe Group's authorized area. TXU Europe Group receives electricity in England and Wales from National Grid. TXU Europe Group then distributes electricity to end users connected to TXU Europe Group's power lines.

     Almost all electricity customers in TXU Europe Group's authorized area, whether franchise or competitive, are connected to and dependent upon TXU Europe Group's distribution system. TXU Europe Group distributes approximately 33 TWh of electricity annually to over three million customers, representing more than seven million people. The distribution by TXU Europe Group of electricity in its authorized area is regulated by its public electricity supply license, which, other than in exceptional circumstances, is due to remain in effect until at least 2025.

Physical Distribution System

     TXU Europe Group receives electricity from National Grid at 21 supply points within its authorized area and three points in the authorized areas of neighboring regional electricity companies. Most of this electricity is received at 132 kilovolts (kV). It is then distributed to customers through TXU Europe Group's system of approximately 35,200 kilometers of overhead lines, 54,600 kilometers of underground cable and numerous transformers and circuit breakers, through a series of interconnected networks operating at successively lower voltages. TXU Europe Group also receives electricity directly from generating stations located in its authorized area and, from time to time, from customers' own generating plants and connections with neighboring regional electricity companies.

     At March 31, 1999, the latest date for which this information is available, TXU Europe Group's electricity distribution system network, excluding service connections to consumers, included overhead lines and underground cables at the operating voltage levels indicated in the table below:

                                    Overhead lines           Underground Cables
        Operating voltage        (Circuit Kilometers)       (Circuit Kilometers)
        -----------------        --------------------       --------------------
          132kV...............           2,365                         220
          33kV................           3,883                       2,450
          25kV................               0                          23
          11kV................          19,377                      16,625
          6.6kV...............               0                          29
          3kV.................               0                          21
          LV..................           9,533                      35,221
                                        ------                      ------
            Total.............          35,158                      54,589
                                        ======                      ======

     In addition to the circuits referred to above, TXU Europe Group's distribution facilities also include:

                                                            Aggregate capacity
        Transformers                    Number              (mega volt amperes)
        ------------                    ------              -------------------
          132kV...............             230                      13,306
          33kV................             869                      10,360
          11kV................          61,406                      14,719
                                        ------                      ------
            Total.............          62,505                      38,385
                                        ======                      ======

                                                             Aggregate capacity
        Substation                      Number               (mega volt amperes)
        ----------                      ------               -------------------
          132kV.....................        99                      13,306
          33kV......................       437                      10,360
          11kV......................    61,828                      14,719
                                        ------                      ------
            Total...................    62,364                      38,385
                                        ======                      ======

Customers

     Most of the revenue from use of the distribution system is from TXU Europe Group's electricity retail operations. The rest is derived from holders of second tier supply licenses in respect of the delivery of electricity to their customers located in TXU Europe Group's authorized area.

     The following table set out details of TXU Europe Group's customers and electricity units distributed:

                                                                  Fiscal Year ended March 31,
                                                       -------------------------------------------------
                                                          1999                 1998               1997
                                                       ---------            ---------          ---------
Numbers of customers connected at year end
------------------------------------------
Residential.........................................   2,957,943            2,891,970          2,868,090
Commercial, Industrial and Other....................     268,208              263,502            254,245
                                                       ---------            ---------          ---------
Total...............................................   3,226,151            3,155,472          3,122,335
                                                       =========            =========          =========

Electricity distributed (GWh)
-----------------------------
Residential.........................................      13,786               12,946             13,390
Commercial, Industrial and Other....................      18,914               18,830             18,160
                                                       ---------            ---------          ---------
Total...............................................      32,700               31,776             31,550
                                                       =========            =========          =========


System Performance

     The performance of all UK distribution networks is monitored and publicly reported upon annually by OFGEM. The four key statistics employed are: security (customer interruptions per 100 connected customers); availability (customer minutes lost per connected customer); reliability (main faults per 100km network) and quality of service (percentage of supply restorations achieved within 3 hours). During the year ended March 31, 1999, Eastern Electricity achieved the highest performance of all public electricity supply license holders (PES) for reliability, the second highest performance for quality of service, the third highest performance for availability, and the fourth highest performance for security. Indeed, for this particular regulatory year, Eastern Electricity achieved its highest ever overall quality of supply performance and was the only PES to achieve a "top four" position in each of the above key measures. During 1999, OFGEM undertook analysis to compare the quality of supply performance of all key PESs using a hybrid measure of incorporating degree of improvement as well as absolute performance. On this basis, OFGEM ranked Eastern Electricity second overall for security and fourth for availability and performance.

Distribution Charges and Price Control

     The distribution charges levied by subsidiaries of TXU Europe Group and the other regional electricity companies consist of charges for use of the system and charges for other services outside the scope of the price control, including connection charges. Distribution and supply charges are regulated by conditions in TXU Europe Group's public electricity supply license, which sets out a formula for determining the maximum average charge per unit of electricity distributed in any financial year. Sales of TXU Europe Group's electricity network business consist primarily of charges for the use of its distribution system, most of which are levied on TXU Europe Group's electricity retail business, being the largest supplier from the network, and are passed through to its customers. Most of the charges for the use of the distribution system are subject to distribution price controls.

Competition in the Electricity Networks Business

     At present, TXU Europe Group experiences little competition in the operation of its electricity distribution system. In limited circumstances, some customers may establish or increase capacity for their own generation by becoming directly connected to National Grid or by establishing their own generating capacity; they then avoid charges for the use of the distribution system. TXU Europe Group does not currently consider this a significant threat to its electricity networks business.

     In support of TXU Europe Group's European integrated energy business concept, the electricity networks business may evaluate growth opportunities that enhance value.

     On December 14, 1999, TXU Europe Group and EDF London Investments plc, a subsidiary of Electricite de France, entered into an arrangement for the creation of an equally held joint venture company. Employees of the joint venturers' subsidiaries, Eastern Electricity and London Electricity plc, will be employed by the new joint venture company in the management, operation and maintenance of those subsidiaries' respective electricity distribution networks. The physical assets, as well as all operating licenses, will continue to be owned by Eastern Electricity and London Electricity plc, respectively. An application was made to the European Commission's Merger Task Force for competition law clearance and on February 8, 2000, the European Commission announced that it had cleared plans for the creation of the joint venture for competition law purposes. A separate application for regulatory clearance has been submitted to OFGEM. The joint venture will begin operations once this clearance is obtained, which may be as early as April 2000. By the time the joint venture starts operations, it is expected that the combined workforce will have been reduced by approximately 400. It is anticipated that the workforce currently engaged by Eastern Electricity and London Electricity plc, will be further reduced by at least a similar number during the joint venture's first 18 months of operations. Primarily as a result of the creation of this joint venture, TXU Europe Limited is expected to record a restructuring charge of approximately (Pounds)31 million in 2000. Discussions are ongoing with the unions representing certain members of the Networks workforce concerning their transfer to the joint venture company. TXU Europe Limited is unable to determine the ultimate outcome of these discussions.

     By streamlining operations and reducing costs, the joint venture is expected to help offset the price reductions mandated by the recent distribution price review by OFGEM.

Czech Republic

     TXU Europe Group directly owns approximately 16% of Severomoravska Energetika a.s. a Czech electricity distribution and supply company, as part of its plan to develop interests in companies that would further its integrated energy strategy in Europe.

Finland

     TXU Europe Group announced in May 1999 that it had agreed to make an investment in Savon Voima Oy (SVO), a regional electricity distributor in central Finland. The investment was a purchase of approximately 40% of SVO's share capital for a purchase price of approximately (Pounds)40 million. The purchase was part of TXU Europe Group's overall strategy to manage a flexible Scandinavian energy portfolio and to develop TXU Europe Group's Scandinavian businesses working with local partners. The parties signed the agreement for this investment in October 1999, and following the satisfaction of certain conditions precedent, the purchase of this investment was completed in December 1999.


                                     OTHER

     In December 1998, TXU Europe Group sold its wholly-owned subsidiary, Eastern Group Telecoms Limited, to NTL Incorporated for (Pounds)91 million. TXU Europe Group's current strategic plan does not focus on telecommunications activities.

Employees

     At December 31, 1999, TXU Europe Limited and its subsidiaries had approximately 6,300 full-time employees. It is anticipated that there will be workforce reductions in connection with Eastern Electricity's joint venture with EDF London Investments plc.

     TXU Europe Group recognizes trade unions for collective bargaining purposes, and approximately 54% of employees of TXU Europe Group's businesses are union members. Union membership existed at TXU Europe Group when it was privatized. However, the new companies set up by TXU Europe Group after privatization have no obligations to recognize trade unions. TXU Eastern Natural Gas and TXU Europe Energy Trading do not recognize trade unions, and most workers in these businesses are employed under individual contracts. There have been no industrial disputes or work stoppages at TXU Europe Group during the period following its privatization in 1990.



                             UK REGULATORY MATTERS
                             ---------------------

     The electricity industry in the UK, including TXU Europe Group, is subject to regulation under, among other things, the Electricity Act and UK and EU environmental legislation described below. TXU Europe Group is also subject to existing UK and EU legislation on competition and regulation in its gas business. TXU Europe Group has all of the necessary franchises, licenses and certificates required to enable it to conduct its businesses. In addition, part of any profit on disposal of assets vested in TXU Europe Group at the time of its privatization is subject to recovery by the UK Secretary of State for Trade and Industry until March 31, 2000.

     TXU Europe Group expects proposals with respect to utility regulation to be part of legislation that will be introduced in 2000. The implementation of utility regulation could result in significant changes to the existing regulatory regime. There can be no assurance regarding the potential impact of regulatory changes, if any, on TXU Europe Group.

Energy Regulation

Generation

     Unless covered by an exemption, all electricity generators operating a power station in the UK are required to have generation licenses. The conditions attached to a generation license in the UK require the holder, among other things, to be a member of the Pool and to submit the output of the power station's generating units or turbines for central dispatch. Failure to comply with any of the generation license conditions may subject the licensee to a variety of sanctions, including enforcement orders by the Director General of Electricity Supply and license revocation if an enforcement order is not complied with.

     The UK Secretary of State for Trade and Industry has power under the Electricity Act to require generators operating power stations with a capacity of not less than 50 MW to maintain stocks of fuel and other materials at power stations. The UK Secretary of State for Trade and Industry has recently completed a review of the level of fuel stocks held by generators in 1997. No increase was required, but Pool rules were changed as of December 1997 to penalize gas power plants that reduce output during times of insufficient plant margins. TXU Europe Group does not anticipate that these changes will have a material adverse effect on its results of operations.

     In the UK each public electricity supply license limits the amount of generation capacity in which each regional electricity company may hold an interest without the prior consent of the Director General of Electricity Supply. These "own-generation" limits currently restrict the participation by a regional electricity company and its affiliates in generation to a level of approximately 15% of the simultaneous maximum electricity demand in that regional electricity company's authorized area at the time of privatization.
TXU Europe Group's limit is 1,000 MW. The Director General of Electricity Supply stated in January 1996 that he would be prepared to consider a regional electricity company's request to increase its own-generation capacity on the condition that it accept explicit restrictions on the contracts it signs with its own supply business. At a minimum, a regional electricity company would be prohibited from entering into contracts to provide the additional own-generation output to its franchise market. Following public consultation, the Director General of Electricity Supply set out the basis on which consents for regional electricity companies to acquire new generation capacity would be allowed. The specific consent of the Director General of Electricity Supply to the leasing by TXU Europe Group of approximately 6,000 MW of generating capacity from National Power and PowerGen was later confirmed by the Office of Electricity Regulation covering England, Wales and Scotland and is not subject to the above-noted supply business restrictions. TXU Europe Group received government consent to build a combined heat and power plant at Shotton in December 1998 and the acquisition of additional generation capacity at Dowlais has been approved in principle by the Director General of Electricity Supply.

     In December 1999, following extensive consultation with the industry, the Director General of Electricity Supply published new proposals for generation licenses in order to promote fair competition in the generation and trading of electricity. The proposals seek to ensure that generators with positions of significant market power who are able to exert an upward influence on prices in the Pool ensure that their prices closely reflect their costs and that they do not take unfair advantage of any imperfections in the operation of the Pool. The Director General of Electricity Supply has proposed that these restrictions should cease one year after the introduction of the New Electricity Trading Arrangements (NETA). TXU Europe Group has played an active part in these discussions and accepted the Director General of Electricity Supply's proposals on February 7, 2000. However, five generators rejected the proposals and the matter has been referred to the UK Competition Commission. TXU Europe Group does not anticipate that these new proposals will have a material adverse effect on its revenues.

     The implementation of NETA, scheduled for introduction on October 1, 2000, is also likely to lead to a number of modifications to generation, distribution and retail electricity licenses.

Electricity Retailing

     Subject to specific exceptions, retail suppliers of electricity in the ex-franchise market in the UK are required either to have a public electricity supply license for an authorized area or to obtain a second tier supply license. Public electricity supply license holders are required under the Electricity Act to provide a supply of electricity upon request to any premises in their authorized area, except in specified circumstances. Each public electricity supply license holder is subject to various obligations under its public electricity supply license. These include prohibitions on cross-subsidies among its various regulated businesses and discrimination in respect of the supply of customers. Each public electricity supply license holder is also required to offer open access to its distribution network on non-discriminatory terms. This obligation includes a requirement not to discriminate between its own supply business and other users of its distribution system. Public electricity supply license holders are subject to separate controls on the tariffs to ex-franchise customers and in respect of distribution charges. OFGEM is reviewing the distribution and supply price controls.

     A supplier of electricity to the competitive market in the UK must have, subject to specific exemptions, a second tier supply license or a public electricity supply license for the service area in which customers are supplied.

Electricity Supply Price Regulation

     Supply charges in the ex-franchise market are regulated by a maximum price control that applies to each tariff in the residential and small business customer market and effectively provides customers with price guarantees. On April 1, 1998, TXU Europe Group's tariffs were reduced by 8.9%, before adjustments for inflation. As provided in the formula, TXU Europe Group's tariffs were reduced by a further 3%, before adjustments for inflation, beginning April 1, 1999. There are no other changes in place for retail tariffs. On October 8, 1999, OFGEM issued proposed price adjustments for the electricity supply businesses. The final report of OFGEM was issued at the end of November 1999, and accepted by TXU Europe Group in December 1999. The supply price adjustments become effective April 1, 2000. TXU Europe Group's directly controlled tariffs will be reduced by an average of 7.1% from April 1, 2000 as required by the new controls, giving rise to an estimated reduction in annual revenues of approximately (Pounds)15 million.

     As the ex-franchise market is opened to competition, supply price restraints are no longer expected to be applicable to current franchise market supply customers. However, the Director General of Electricity Supply has indicated in his supply price restraint proposals published in October 1997, that beginning April 1, 1998, price regulation would be put in place for supply to all designated (residential and small business) customers whose annual consumption is below 12,000 kWh within TXU Europe Group's authorized area, and will remain in place until an adequate level of competition is established, and, at least, until March 31, 2000.

Gas

     The natural gas supply activities of TXU Europe Group are principally regulated by the Director General of Gas Supply under the UK Gas Act 1986, as amended by the UK Gas Act 1995 and by the conditions of TXU Europe Group's gas licenses granted by the Director General of Gas Supply. Eastern Natural Gas currently holds a gas supplier's license. TXU Europe Group's natural gas supply business is not subject to price regulation. Subsidiaries of TXU Europe Group currently hold a gas shipper's license, a public gas transporter's license and a gas operator's license.

Energy Trading

     TXU Europe Energy Trading is permitted by the Financial Services Authority under the Financial Services Act 1986 to deal in contracts for differences, including futures and options. A subsidiary of TXU Europe Energy Trading is a joint holder of production licenses relating to its equity interests in four North Sea natural gas fields.

Networks Regulation

Distribution Price Regulation

     A formula determines the maximum average price per unit of electricity distributed, in pence per kilowatt hour, that a regional electricity company is entitled to charge. This price, when multiplied by the expected number of units to be distributed, determines the expected distribution revenues of the regional electricity company for the relevant year. The current Distribution Price Control Formula, P x (1+(RPI-Xd)), is based on the following:

  . P is the previous year's maximum average price per unit of electricity distributed. Because the maximum average price in any year is based in part on the maximum average price in the preceding year, a price reduction in any given year has an ongoing effect on the maximum average price for all later years.

  . RPI is a measure of inflation, and equals the percentage change in the UK Retail Price Index between the six-month period of July to December of the two previous years. Because RPI is based on a weighted average of the prices of goods and services purchased by a typical household, which bear little resemblance to the inputs contributing to TXU Europe Group's business costs, the RPI calculation may not accurately reflect price changes affecting TXU Europe Group .

  . The Xd factor is established by the Director General of Electricity Supply each five years. It is based on an estimate of expected efficiency gains during the next five years.

     The formula permits regional electricity companies to retain part of their additional revenues due to increased distribution of units and allows for a pound sterling for pound sterling increase in operating profit for efficient operations and reduction of expenses within a review period. In relation to the next Distribution Price Control Formula review, scheduled to be implemented in April 2000, the Director General of Electricity Supply may reduce any increase in operating profit to the extent he determines it not to be a function of efficiency savings and/or, if genuine efficiency savings have been made, he determines that customers should benefit through lower prices in the future.

     On August 12, 1999 OFGEM issued a draft report, updated on October 8, 1999 and published in final form on December 2, 1999, proposing a range of substantial revenue reductions for the distribution businesses of all regional electricity companies in the UK. The final proposals for Eastern Electricity incorporated an initial reduction in allowed revenues for regulated units of 28% beginning April 1, 2000 with further annual reductions of 3% for the next four years, adjusted for inflation. TXU Europe Limited and TXU Europe Group estimate that the effect on revenues will be a reduction of about (Pounds)73 million for the year ending December 31, 2000 and of about (Pounds)100 million for the year ending December 31, 2001. The net impact on TXU Europe Limited is less than these reductions, as a portion of the reduction is a pass through of costs to the energy retail business.

     Distribution costs vary according to the voltage at which consumers are connected and the level of use of the distribution system at the time units are distributed. Changes in the mix of units distributed at different voltage levels and between peak and off-peak periods are reflected in the calculation of the maximum average permitted charge per unit distributed by reference to a "basket" of distribution categories.

     Electricity distributed to extra high voltage premises is excluded from the Distribution Price Control Formula, as are charges for specific additional services including connection charges. Connection charges must be set at a level which enables the licensee to recover no more than the appropriate proportion of the costs incurred and no more than a reasonable rate of return on the capital represented by those costs. Any dispute over connection charges may be determined by the Director General of Electricity Supply. In addition, income received in respect of exit charges related to National Grid that are incurred by a regional electricity company and received through system charges is not subject to distribution price control.

     The Director General of Electricity Supply may propose amendments to the Distribution Price Control Formula or any other terms of the license. In the cases where a public electricity supply license holder is not willing to accept modifications to the license conditions put forward by the Director General of Electricity Supply, the normal process would be for the Director General of Electricity Supply to refer the matter to Monopolies and Mergers Commission or, after March 1, 2000, or its replacement, the Competition Commission for a determination of whether continued operation without the proposed license modifications is in the public interest.

UK and EU Fair Competition Law

     TXU Europe Group is subject to the fair competition, or antitrust, rules of both the UK and the EU.

     The UK Fair Trading Act 1973 and the UK Competition Act 1980 both regulate the activities of companies with market power. The UK Resale Price Act 1976 regulates resale prices and the UK Restrictive Trade Practices Act 1976 regulates price fixing agreement. UK competition law is in the process of reform in accordance with the UK Competition Act 1998 which became effective on March 1, 2000. In broad terms, the UK Competition Act 1998 conforms to fair trade laws at the EU level. It prohibits anti-competitive agreements and abuse of dominant market position and introduces stricter enforcement and investigative powers.

     The Treaty of Rome contains provisions which prohibit anti-competitive agreements and practices, including the abuse of a dominant position within the EU or a substantial part of it. Penalties for violation of these provisions include fines, third party damages and making infringing contractual provisions unenforceable.

     EU Directive 93/36 was implemented by the UK in December 1996 and covers service contracts as well as supply and work contracts. Those contracts that exceed the relevant financial thresholds have to be advertised in the Official Journal of the European Communities. Disappointed suppliers and contractors who believe they have suffered harm from a company's failure to implement the correct procedures in awarding a contract are able to institute proceedings in the English High Court. The European Commission also has a role for ensuring compliance with EU procurement regulations.



                             ENVIRONMENTAL MATTERS
                             ---------------------

Environmental Regulations and Emissions

     TXU Europe Group's businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The electricity generation industry in the UK is subject to a framework of national and EU environmental laws which regulate the construction, operation and decommissioning of generating stations. Under these laws, each generating station operated by TXU Europe Group is required to have an authorization which regulates its releases into the environment and seeks to minimize pollution of the environment taken as a whole, having regard to the best available techniques not entailing excessive cost. These authorizations are issued by the UK Environment Agency which has the responsibility for regulating the impact of TXU Europe Group's generating stations on the environment. The principal laws which have environmental implications for TXU Europe Group are the Electricity Act, the UK Environmental Protection Act 1990 and the UK Environment Act 1995.

     The Electricity Act requires TXU Europe Group to consider the preservation of natural beauty and the conservation of natural and man-made features of particular interest when it formulates proposals for development of power stations with a capacity in excess of 50 MW or installation of overhead power lines. Environmental assessments are required to be carried out in some cases, including overhead line constructions at high voltages and generating station developments. TXU Europe Group has produced Environmental Policy Statements and Electricity Act Schedule 9 Statements which explain the manner in which it complies with its environmental obligations.

     Possible adverse health effects of electro-magnetic fields from various sources, including transmission and distribution lines, have been the subject of extensive worldwide scientific research. Over eighty independent and authoritative scientific review bodies have concluded that the scientific evidence to date does not establish that electro-magnetic fields cause adverse human health effects. Even with no health effects established, it is possible that the passage of legislation and changing regulatory standards could require measures to mitigate electro-magnetic fields. These changes could result in increased capital and operational costs. In addition, it is always possible for lawsuits to be brought by plaintiffs alleging damages caused by electro-magnetic fields. The National Radiological Protection Board is the body in the UK with the statutory responsibility for advising on electro-magnetic fields. TXU Europe Group fully complies with the guidance of the National Radiological Protection Board.

     TXU Europe Group has approximately 680 and 192 kilometers of underground cables insulated with an oil-filled wrap which operate at 33kV and 132kV, respectively. This type of cable is in common use by utilities in the UK and parts of continental Europe. These cables generally supply substantial amounts of electricity to large substations in urban areas and to large customers. Most of TXU Europe Group's cables are between 30 and 50 years old. TXU Europe Group operates these cables in accordance with the Environment Agency's Operating Code for Fluid-Filled Cables, monitoring and repairing both gradual and substantial leaks that arise through age deterioration and damage by a third party. TXU Europe Group has a program to reduce oil leakage and minimize the possibility of pollution to watercourses and ground water. This involves establishing a more effective standard procedure for dealing with cable leaks and implementation of an effective monitoring system. TXU Europe Group also has a plan for gradual replacement and refurbishment of these cables with more modern solid cables in the future. TXU Europe Group believes that its existing monitoring systems and planned replacement and refurbishment program effectively minimize the risk of major environmental incidents or additional replacement expenditures. TXU Europe Group could incur significant expenditures if it were required to replace its fluid-filled cables, other than in the ordinary course of business, pursuant to new or existing legislation; however, TXU Europe Group is not aware of any plans of any governmental authority to impose that kind of requirement.

     The principal EU Directive affecting atmosphere emissions to the environment currently in force is the Large Combustion Plants Directive. The Large Combustion Plants Directive required the UK to reduce from 1980 levels its sulfur dioxide (SO2) emissions from its existing plants by 60% by 2003 and nitrogen oxides (NOx) emissions by 30% by 1998. The Large Combustion Plant National Plan is the mechanism by which the Large Combustion Plants Directive has been implemented in the UK and sets annual targets for reductions in emissions for the electricity industry. Discussions are under way in the EU regarding an update of the Large Combustion Plants Directive which will introduce tighter emission controls as well as national limits for 2010. The UK government has recently made a review of energy sources and electricity trading arrangements and has made proposals regarding new limits for SO2 emissions to apply in the period to 2005. The government is expected to propose tighter controls on NOx emissions in the near future. TXU Europe Group is examining the economic and practical implications of fitting a flue gas desulphurization plant to its West Burton station to reduce the sulphur output of the plant; the flue would operate beginning in autumn 2003.

     At a local level, the UK's Air Quality Strategy provides set targets for 2005 and places a duty on local authorities to review air quality with a view to setting up action plans for management in places where targets are unlikely to be met. When adverse meteorological conditions occur, some generating stations might have to introduce measures to comply with these targets, which could include installation of costly equipment or reduction of the operating level of the stations.

     In December 1997, the Conference of the Parties of the United Nations Framework Convention on Climate Change adopted the Kyoto Protocol which
specifies targets and timetables to reduce greenhouse gas emissions.   The UK is
a signatory to the Kyoto Protocol and this involves a 12% reduction in carbon dioxide emissions by 2010 if the Protocol is ratified. The UK government is proposing to introduce a tax on the business use of energy in order to reduce energy consumption. TXU Europe Group is unable to predict what impact the implementation of the Kyoto Protocol will have on it.

     TXU Europe Group believes that it is currently in compliance with, has taken, and intends to continue to take, measures to comply, in all material respects, with the applicable law and government regulations for the protection of the environment. There are no material legal or administrative proceedings pending against TXU Europe Group with respect to any environmental matter.

     Estimated capital expenditure on environmental control facilities is (Pounds)43 million in 2000, (Pounds)50 million in 2001, (Pounds)40 million in 2002, and (Pounds)35 million in 2003.

Fossil Fuel Levy

     All the regional electricity companies are obliged to obtain a specified amount of generating capacity from renewable, or non-fossil fuel, sources. Because electricity generated from renewable energy sources is generally more expensive than electricity from fossil fuel plants, a non-fossil fuel obligation levy has been instituted to reimburse the generators and the regional electricity companies for the extra costs involved. The Director General of Electricity Supply sets the rate of the non-fossil fuel obligation levy annually. The current non-fossil fuel obligation levy is 0.9% of the value of sales of electricity made in England and Wales and 0.8% of the value of sales of electricity made in Scotland.


Item 2.  PROPERTIES

     The principal properties owned or occupied by TXU Europe Limited's businesses, other than its distribution properties, are as follows:

                                                                                                         Site Area (acres
                                                                           Term of                         except where
           Property                    Owner/Leaseholder      Interest      Lease      Principal Use        indicated)
----------------------------------   --------------------   -----------   --------   -----------------   ----------------
The Adelphi, London                  TXU Europe Group plc    Leasehold    15 years   Offices              14,905 sq. ft.
Bedford                              Eastern Electricity     Freehold        --      Offices and Depot         5.0
Carterhatch Lane, Enfield            Eastern Electricity     Freehold        --      Offices and Depot         4.0
Milton, Cambridge                    Eastern Electricity     Freehold        --      Offices and Depot        22.0
Rayleigh                             Eastern Electricity     Freehold        --      Offices and Depot         8.0
Wherstead Park, Wherstead, Ipswich   Eastern Electricity     Freehold        --      Offices              80,000 sq. ft.
Russell House                        Eastern Electricity     Freehold        --      Offices              94,500 sq. ft.
Suffolk House                        Eastern Electricity     Leasehold     6 years   Offices              44,000 sq. ft.
Fison House                          Eastern Electricity     Leasehold     6 years   Offices              24,000 sq. ft.
Constantine House                    Eastern Electricity     Leasehold     6 years   Offices              54,000 sq. ft.
King's Lynn Power Station            Anglian Power           Freehold        --      Power station            16.1
                                     Generators Limited
Peterborough Power Station           TXU Europe Power        Freehold        --      Power station            18.1
Drakelow C Power Station             Eastern Merchant        Leasehold    99 years   Power station           177.0
                                     Properties Limited
High Marnham Power Station           Eastern Merchant        Leasehold    99 years   Power station           178.4
                                     Properties Limited
Ironbridge Power Station             Eastern Merchant        Leasehold    99 years   Power station           212.7
                                     Properties Limited
Rugeley B Power Station              Eastern Merchant        Leasehold    99 years   Power station           299.0
                                     Properties Limited
West Burton Power Station            Eastern Merchant        Leasehold    99 years   Power station           511.5
                                     Properties Limited

     For more information concerning TXU Europe Group's UK generating stations, see -- OPERATING SEGMENT - "Energy Management and Generation Segment".


Item 3.  LEGAL PROCEEDINGS

     TXU Europe Limited is not involved in any legal or arbitration proceedings which management believes will have a material adverse effect upon TXU Europe Limited's business or financial position.

     In February 1997, the official government representative of pensioners in the UK, the Pensions Ombudsman, made final determinations against National Grid and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme relating to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. These determinations were set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal, and judgment was received. The judgement endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid has made an appeal to the House of Lords, which appeal is not likely to be heard until the fourth quarter of 2000. If a similar claim were to be made against TXU Europe Group in relation to its use of actuarial surplus in its section of the Electricity Supply Pension Scheme, it would vigorously defend the action, ultimately through the courts. However, if a determination were finally to be made against it and upheld in the courts, TXU Europe Group could have a potential liability to repay to its section of the Electricity Supply Pension Scheme an amount estimated by TXU Europe Group to be up to (Pounds)45 million, exclusive of any future applicable interest charges.

     On January 25, 1999, the Hindustan Development Corporation issued proceedings in the Arbitral Tribunal in Delhi, India against TEG claiming damages of US$413 million for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. TXU Europe Limited is vigorously defending this claim.

     In November 1998, five complaints were filed in the High Court of Justice in London, Queens Bench Division, Commercial Court, against subsidiaries of TXU Europe Group by five of their former sales agencies. The agencies claim a total (Pounds)104 million arising from the summary termination for the claimed fundamental breach of their respective contracts in April 1998. The five agencies are claiming damages for failure to give reasonable notice and for compensation under the UK Commercial Agents Regulations 1994. These actions are all being defended strenuously, and counterclaims have been filed. TXU Europe Group cannot predict the outcome of these claims and counterclaims.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of TXU Europe Limited's outstanding share capital is held indirectly by TXU Corp.


Item 6.  SELECTED FINANCIAL DATA

The information required hereunder for TXU Europe Limited is set forth under Selected Financial Data included in Appendix A to this report.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required hereunder for TXU Europe Limited is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required hereunder for TXU Europe Limited is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required hereunder for TXU Europe Limited is set forth under Statement of Responsibility, Independent Auditors' Reports, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Common Stock Equity and Notes to Consolidated Financial Statements as included in Appendix A to this report.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On August 6, 1999, based upon the recommendation of its Audit Committee, the Board of Directors of TXU Europe Limited voted to appoint Deloitte & Touche as the principal accountants for TXU Europe Limited and its subsidiaries for the year ended December 31, 1999. TXU Europe Limited chose not to continue the engagement of PricewaterhouseCoopers, its former principal accountants. The decision by TXU Europe Limited to change principal accountants was made in order to align the principal accountants of TXU Europe Limited with those of TXU Corp. Deloitte & Touche LLP have been the principal accountants for TXU Corp. and its predecessors since 1945.

No report of PricewaterhouseCoopers on TXU Europe Limited's financial statements, including the period from formation, February 5, 1998, through December 31, 1998, contained any adverse opinion or disclaimer of opinion, nor was any report qualified in any manner.

During the period from formation through December 31, 1998 and the period from January 1, 1999 to August 6, 1999, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. During this period, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K of the Securities Act.

TXU Europe Limited requested and received from PricewaterhouseCoopers a letter dated August 9, 1999 addressed to the SEC stating that it agreed with the above statements for the period from formation through December 31, 1998 and the period from January 1, 1999 to August 6, 1999.

On August 6, 1999, TXU Europe Limited engaged Deloitte & Touche as its principal accountants to audit the financial statements for the year ending December 31, 1999. TXU Europe Limited has not consulted Deloitte & Touche regarding any of the matters or events listed in Item 304(a)(2)(i) and (ii) of Regulation S-K of the Securities Act. TXU Corp. had routine discussions with Deloitte & Touche LLP concerning the application of accounting principles and other matters primarily relating to the application of purchase accounting principles to the consolidated financial statements of TXU Corp. TXU Corp. and Deloitte & Touche LLP do not believe that these discussions constitute consultations within the context of Item 304(a)(2) of Regulation S-K.

                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is not presented herein as TXU Europe Limited meets the conditions set forth in General Instruction (I) (1) (a) and (b).


Item 11.  EXECUTIVE COMPENSATION

Item 11 is not presented herein as TXU Europe Limited meets the conditions set forth in General Instruction (I) (1) (a) and (b).


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is not presented herein as TXU Europe Limited meets the conditions set forth in General Instruction (I) (1) (a) and (b).



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is not presented herein as TXU Europe Limited meets the conditions set forth in General Instruction (I) (1) (a) and (b).

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(A)  Documents filed as part of this report:
                                                                                         Page
     Financial Statements (included as Appendix A to this report):

           Selected Financial Data                                                       A-2

           Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                         A-4

           Statement of Responsibility                                                   A-18

           Independent Auditors' Reports                                                 A-19

           Statements of Consolidated Income                                             A-22

           Statements of Consolidated Comprehensive Income                               A-23

           Statements of Consolidated Cash Flows                                         A-24

           Consolidated Balance Sheets                                                   A-26

           Statements of Consolidated Common Stock Equity                                A-28

     Notes to Consolidated Financial Statements                                          A-29


     The financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

     (b)   Reports on Form 8-K:

           Reports on Form 8-K filed since September 30, 1999, are as follows:

                 Date of Report        Item Reported
                 --------------        -------------

                 March 13, 2000        Item 5. Other Events

     (c)   Exhibits:

Included in Appendix B to this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Europe Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TXU Europe Limited

Date:  March 24, 2000
                                         By        /s/ Philip G Turberville
                                            ----------------------------------
                                            Name:  Philip G Turberville
                                            Title: Principal Executive Officer
                                                   and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Europe Limited and in the capacities and on the date indicated.


         Signatures                       Title                       Date
         ----------                       -----                       ----

        /s/ Erle Nye              Chairman and Director
-----------------------------
         (Erle Nye)

  /s/ Philip G Turberville        Principal Executive
-----------------------------     Officer and Director
   (Philip G Turberville)

      /s/ Paul C Marsh            Principal Financial Officer
-----------------------------     and Director
       (Paul C Marsh)

     /s/ Derek C Bonham           Director
-----------------------------
      (Derek C Bonham)                                           March 24, 2000

    /s/ H Jarrell Gibbs           Director
-----------------------------
    (H. Jarrell Gibbs)

   /s/ Michael J McNally          Director
-----------------------------
    (Michael J McNally)

  /s/ Robert A Wooldridge         Director
-----------------------------
   (Robert A Wooldridge)

   /s/ Howard C Goodbourn         Principal Accounting
-----------------------------     Officer
    (Howard C Goodbourn)

                                                                      Appendix A

TXU EUROPE LIMITED AND SUBSIDIARIES

INDEX TO  FINANCIAL INFORMATION
December 31, 1999

                                                                                         Page
Selected Financial Data - Consolidated Financial and Operating
 Statistics............................................................................  A- 2
Management's Discussion and Analysis of Financial Condition and Results
 of Operations.........................................................................  A- 4
Statement of Responsibility............................................................  A- 18
Independent Auditors'/Accountants' Reports.............................................  A- 19

Financial Statements:

   Statements of Consolidated Income...................................................  A- 22
   Statements of Consolidated Comprehensive Income.....................................  A- 23
   Statements of Consolidated Cash Flows...............................................  A- 24
   Consolidated Balance Sheets.........................................................  A- 26
   Statements of Consolidated Common Stock Equity......................................  A- 28
   Notes to Consolidated Financial Statements..........................................  A- 29


                      TXU EUROPE LIMITED AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA

                       CONSOLIDATED FINANCIAL STATISTICS

     TXU Europe Limited, formerly TXU Eastern Holdings Limited, a private limited company incorporated under the laws of England and Wales on February 5, 1998 (Formation), is an indirect wholly-owned subsidiary of Texas Utilities Company (doing business as TXU Corp.). On May 19, 1998, TXU Europe Limited obtained control of The Energy Group PLC (TEG), the former holding company of TXU Europe Group plc, formerly Eastern Group plc, (TXU Europe Group). At the same time, TEG disposed of its United States (US) and Australian coal businesses and its US energy marketing business. For financial reporting purposes, TXU Europe Group is considered to be the "Predecessor Company" to TXU Europe Limited. TXU Europe Group constituted 99% of TXU Europe Limited's assets as of December 31, 1998 and generated 100% of TXU Europe Limited's operating revenues for the year ended December 31, 1998. The principal difference between the results of operations of TXU Europe Group and the results of operations of the continuing businesses of TEG is the interest expense associated with $500 million of debt securities issued by Energy Group Overseas, B.V., (Overseas), a financing subsidiary of TXU Europe Limited. Because TXU Europe Limited obtained control of TEG on May 19, 1998, earnings of TXU Europe Group are not reflected in TXU Europe Limited's results before May 19, 1998, other than as a result of TXU Europe Limited's 22% equity interest in the net income of TEG for the period from March through May 18, 1998. Since May 19, 1998, TXU Europe Limited has accounted for TEG and TXU Europe Group as consolidated subsidiaries.

     The selected financial data of TXU Europe Limited and Predecessor have been derived from the audited financial statements of TXU Europe Limited and TXU Europe Group and have been prepared in accordance with US generally accepted accounting principles (GAAP).

                                                                                         Predecessor
                                                                      ---------------------------------------------------
                                                        Period from
                                                         Formation      Period from
                                         Year Ended       Through      April 1, 1998
                                        December 31,    December 31,   Through May 18,     Year Ended       Year Ended
                                            1999            1998            1998          March 31, 1998   March 31, 1997
                                      ---------------   ------------  ----------------    ---------------  --------------
                                                                     ((Pounds) million)
Total assets - end of year                  8,807           8,529                               5,826            5,422
                                      ---------------   ------------                      ---------------  --------------
Capitalization - end of year
  Long-term debt and other
    Obligations, less amounts due
     currently                              4,531           3,629                               1,976            1,837
  Notes payable to TXU Corp.                    -             682                                   -                -
  Minority interest                           243             190                                   6               19
  Common stock equity                       1,673           1,535                               1,802            2,025
                                      ---------------   ------------                      ---------------  --------------
        Total                               6,447           6,036                               3,784            3,881
                                      ---------------   ------------                      ---------------  --------------
Operating revenues                          3,753           2,165             425               3,475            2,984
Operating income (loss)                       543             314             (11)                267              298
Net income (loss)                             138              77             (21)                (38)             (90)
Net interest expense                          284             205              16                 126               88

Ratio of earnings to fixed charges            1.8             1.5             0.1                 1.7              2.5


OPERATING STATISTICS



                                                                                      Period From
                                                                                       Formation                Period From
                                                            Year Ended                  Through               January 1, 1998
                                                           December 31,               December 31,            Through May 18,
                                                               1999                      1998                      1998
                                                          -------------              -------------            --------------
SALES VOLUMES
Electric (gigawatt-hours) - (GWh):
     Industrial and commercial                                19,698                     15,459                    7,593
     Residential                                              16,726                      7,826                    6,501
                                                          -------------              -------------            --------------
          Total electric                                      36,424                     23,285                   14,094
                                                          =============              =============            ==============

    Units distributed (GWh)                                   33,120                     19,249                   13,002
                                                          =============              =============            ==============

    Gas (billion cubic feet) - (Bcf):
     Industrial and commercial                                    77                         51                       49
     Residential                                                  49                         21                        6
                                                          -------------              -------------            --------------
          Total gas                                              126                         72                       55
                                                          =============              =============            ==============

    Wholesale energy sales:
     Electricity generated and sold to the Pool (GWh)         78,950                     51,060                   31,122
                                                          =============              =============            ==============
     Gas (Bcf)                                                   447                        148                       77
                                                          =============              =============            ==============

------------------------------------------------------------------------------------------------------------------------------
    CUSTOMERS (end of period & in thousands)
     Electric                                                  2,931                      3,211
     Gas                                                         805                        777
------------------------------------------------------------------------------------------------------------------------------

                      TXU EUROPE LIMITED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   The discussion below should be read in conjunction with the consolidated financial statements and the related notes of TXU Europe Limited. For financial reporting purposes, TXU Europe Group is considered to be the predecessor company to TXU Europe Limited. TXU Europe Group constituted 99% of TXU Europe Limited's assets as of December 31, 1999 and generated 100% of TXU Europe Limited's operating revenues for the year ended December 31, 1999.

Acquisition of The Energy Group PLC (TEG) by TXU Corp.

   TXU Europe Limited, formerly known as TXU Eastern Holdings Limited, was incorporated as a private limited company on February 5, 1998. Through a series of restructurings and capital transactions subsequent to its formation, TXU Europe Limited became an indirect, wholly-owned subsidiary of Texas Utilities Company, which is doing business as TXU Corp. TXU Europe Limited is a holding company that owns 90% of the outstanding common stock of TXU Finance (No. 2) Limited (TXU Finance) which in turn owns 100% of the common stock of TXU Acquisitions Limited (TXU Acquisitions). On May 19, 1998, TXU Acquisitions gained control of TEG, the former holding company of TXU Europe Group, after all conditions to its offer for all of the ordinary shares of TEG were satisfied or
waived.   On August 7, 1998, TXU Acquisitions completed its acquisition of TEG.

   In connection with the offer and immediately before TXU Acquisitions gained control of TEG, subsidiaries of TEG completed the sale of TEG's former coal and power trading interests in the US and Australia, (Peabody Sale). The adjusted gross consideration for the Peabody Sale was (Pounds)1.3 billion.

   TXU Europe Limited's acquisition of TEG became effective May 19, 1998 and was accounted for as a purchase in accordance with US GAAP. Accordingly, the results of operations of TXU Europe Group and other subsidiaries of TEG acquired by TXU Europe Limited have been consolidated into the results of operations of TXU Europe Limited beginning on that date. The total purchase consideration for the TEG businesses acquired, which refers to TEG exclusive of the operations sold in the Peabody Sale, was approximately (Pounds)4.4 billion. The excess of the purchase consideration plus acquisition costs over the net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of (Pounds)3.5 billion, which is being amortized over 40 years. The process of determining the fair value of assets acquired, liabilities assumed and contingencies existing at the acquisition date of TEG was completed in 1999 and resulted in an increase in goodwill of approximately (Pounds)263 million over the preliminary allocation primarily due to refinement of estimates. See Note 1 to Consolidated Financial Statements. From March 1998 to May 18, 1998, TXU Europe Limited, through TXU Acquisitions, had acquired an equity interest in TEG of approximately 22%, resulting in the recognition of equity income of (Pounds)2 million for that period, which is reflected in "Other Income- net".

Name Changes

   On November 9, 1999, name changes were announced for certain subsidiaries of TXU Europe Limited to reflect the increasing importance of European investments. Eastern Group plc was renamed TXU Europe Group plc, and its subsidiary, Eastern Generation Limited, was renamed TXU Europe Power Limited. TXU Europe Group's subsidiary, Eastern Power & Energy Trading Limited, was renamed TXU Europe Energy Trading Limited (TXU Europe Energy Trading) in January 2000. TXU Europe Group's retail and networks businesses will continue operating under the Eastern brand name.

Other Acquisitions/Business Expansion

   On November 5, 1999, TXU Europe Limited formed a joint venture with certain shareholders of Pohjolan Voima Oy (PVO), Finland's second largest electricity generator. As part of the transaction, TXU Europe Limited contributed approximately (Euro)300 million (Pounds)190 million) for an 81% ownership interest in the joint venture company,

TXU Nordic Energy. TXU Nordic Energy acquired Class "C" Shares of PVO, which entitle TXU Nordic Energy to the output from approximately 584 megawatts (MW) of PVO's thermal generating capacity and most of a wholesale trading business owned by the industrial shareholders of PVO. TXU Nordic Energy's interest in the Class "C" shares is equal to approximately a 14.7% ownership of PVO. The acquisition of the interest in PVO resulted in goodwill of approximately (Pounds)36 million on the basis of preliminary estimates of fair values, which will be amortized over 40 years. The formation of the joint venture is a part of TXU Europe Group's strategy to build a European energy portfolio by working in partnership with other companies.

   Also in December 1999, TXU Europe Limited completed a previously announced agreement to acquire an approximate 40% interest in Savon Voima Oy (SVO), Finland's seventh largest electricity distributor, for approximately (Pounds)40 million. The agreement includes an option which allows the majority shareholders of SVO to require TXU Europe Limited to purchase the remaining 60% interest in SVO at prices that are based upon a multiple of the original purchase price for the first three years. After three years, the purchase price is based upon a calculation which considers SVO's results of operations, as well as cash and cash equivalents and long-term debt balances on hand at the date the option is exercised. The option may be exercised at any time by the majority shareholders and does not expire.

   On December 14, 1999, TXU Europe Group and EDF London Investments plc, a subsidiary of Electricite de France, entered into an arrangement for the creation of an equally held joint venture company. Employees of the joint venturers' subsidiaries, Eastern Electricity plc (Eastern Electricity) and London Electricity plc, will be employed by the new joint venture company in the management, operation and maintenance of those subsidiaries' respective electricity distribution networks. The physical assets, as well as all operating licenses, will continue to be owned by Eastern Electricity and London Electricity plc, respectively. An application was made to the European Commission's Merger Task Force for competition law clearance and on February 8, 2000, the European Commission announced that it had cleared plans for the
creation of the joint venture for competition law purposes.   A separate
application for regulatory clearance has been submitted to the Office of Gas and Electricity Market covering England, Wales and Scotland (OFGEM). The joint venture will begin operations once this clearance is obtained, which may be as early as April 2000. By the time the joint venture starts operations, it is expected that the combined workforce will have been reduced by approximately
400. It is anticipated that the workforce currently engaged by Eastern Electricity and London Electricity plc will be further reduced by at least a similar number during the joint venture's first 18 months of operations.

   Primarily as a result of the creation of the joint venture, TXU Europe Limited is expected to record a restructuring charge of approximately (Pounds)31 million in 2000. By streamlining operations and reducing costs, the joint venture is expected to help offset the price reductions mandated by the recent distribution price review by OFGEM. Discussions are ongoing with the unions representing certain members of the networks workforce concerning their transfer to the joint venture company. TXU Europe Limited is unable to determine the ultimate outcome of these discussions.

   In December 1999, TXU Europe Limited announced it will import electricity from Russia as part of an arrangement between PVO and the Russian national utility RAO UES (UES). The portion of electricity allocated to TXU Europe Limited under the arrangement will be supplied to TXU Nordic Energy. TXU Nordic Energy is entitled to 190 MW of the 400MW that will be imported by PVO from UES. Under the arrangement, which lasts until 2004, UES will sell 667 million kilowatt hours (kWh) to PVO in the first year and up to 2.67 billion kWh each year after 2000. The electricity will be supplied through an electricity complex in Vyborg, a city on the Russian-Finnish border. TXU Europe Limited's arrangement with PVO will give it control of about 900 MW of electrical output in the Nordic region.

   On January 7, 2000, TXU Europe Limited announced that its subsidiary, Eastern Natural Gas (Offshore) Limited, had raised its stake in the Johnston Gas Field in the North Sea to 64.2% and had successfully applied to become the field's operator. Gas is extracted from the Johnston Gas Field through a sub-sea template linked by pipeline to surface installations in the Ravenspurn North field. TXU Europe Limited will be responsible for the operation and maintenance of the template and field. The Johnston Gas Field has estimated recoverable reserves of 198 billion cubic feet of natural gas with average daily production of 62 million cubic feet.

   On March 13, 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe Limited, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica Del Cantabrico, SA (Hidrocantabrico) that TXU Europe Limited does not currently own. Hidrocantabrico is a vertically integrated Spanish energy company. The offer is subject to a number of conditions, including, among others, authorization by the CNMV, or Spanish Securities Exchange, approval by European Union competition authorities and TXU Europe acquiring sufficient shares such that it would hold at least 51% of Hidrocantabrico after the transaction is completed. The transaction is expected to close in the second quarter of 2000.

   TXU Europe Espana's offer of (Euro)21.25 per share values the equity of Hidrocantabrico at (Euro)2.4 billion ($2.3 billion). If the offer becomes unconditional, TXU Europe Limited intends to finance the acquisition through bank borrowings and the issuance of preferred securities to its parent company, TXU International Holdings. TXU International Holdings intends to finance the purchase of the TXU Europe Limited preferred securities through bank borrowings guaranteed by TXU Corp.


Results of Operations

   The business operations of TXU Europe Group were not significantly changed as a result of the purchase of TEG by TXU Acquisitions. For purposes of the discussion of operating revenues for the year ended December 31, 1999 compared with the year ended December 31, 1998, the revenues of TXU Europe Group for the period from January 1, 1998 through May 18, 1998 have been combined with the revenues of TXU Europe Limited for the period from May 19, 1998 through December 31, 1998. None of this combined information has been audited. The post-acquisition results of TXU Europe Limited include the results of TXU Europe Group plus purchase accounting adjustments and financing costs of the acquisition.

Segments

   TXU Europe Limited's principal business operations are the energy business and electricity networks of TXU Europe Group. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information", TXU Europe Limited has identified three reportable operating business segments. TXU Europe Group's energy business comprises the Energy Retail and the Energy Management and Generation segments. The Energy Retail business segment provides electricity and gas to United Kingdom (UK) residential, industrial and commercial users. It also has commenced retailing joint ventures in continental Europe. The Energy Management and Generation business segment manages an integrated portfolio of contracts and physical gas and generation assets in the UK and continental Europe. The contracts include supplying the energy retail business with electricity and gas as well as contracts with third party energy retailers, traders and wholesalers. The Networks business segment owns and manages the electricity distribution system for the authorized area in the UK and its principal customer base is Energy Retail and other electricity suppliers.

Energy
------

   TXU Europe Group has achieved growth in energy operations in recent years through:

   . adding to TXU Europe Group's energy asset base assets, including three power stations leased from National Power PLC (National Power) in June 1996 and two power stations leased from PowerGen plc (PowerGen) in June and July 1996, which increased TXU Europe Group's generation capacity by almost 6,000 MW, and the acquisition of North Sea gas assets in 1998 and 1999;

   .  expanding retail sales in markets opened to competition; and

   . developing energy management activities to optimize the portfolio of physical assets and supply contracts.

   Prior to September 1998, TXU Europe Group had a license, or exclusive franchise, to sell electricity to all customers in its authorized distribution area that had an annual maximum demand of less than 100 kilowatts (kW). Because this franchise market for electricity sales became fully deregulated in the period from September 1998 to May 1999, these customers now are referred to as ex-franchise customers. Deregulation of the franchise market allows TXU Europe Group to compete for ex-franchise customers outside its authorized distribution area. Other licensed electricity suppliers can compete with TXU Europe Group for ex-franchise customers in TXU Europe Group's authorized distribution area. TXU Europe Group cannot predict the effect that increased competition due to the deregulation of the franchise market will have on its results of operations.

   The prices that the energy retail business can charge in the ex-franchise market are subject to a price control formula that sets a maximum price. On October 8, 1999, OFGEM issued proposed price adjustments for the electricity supply businesses. The final report of OFGEM was issued at the end of November 1999, and accepted by TXU Europe Group in December 1999. The supply price adjustments become effective April 1, 2000. TXU Europe Group's directly controlled tariffs will be reduced by an average of 7.1% from April 1, 2000 as required by the new controls, giving rise to an estimated reduction in annual revenues of approximately (Pounds)15 million.

   In December 1999, following extensive consultation with the industry, the Director General of Electricity Supply (Director General) published new proposals for generation licenses in order to promote fair competition in the generation and trading of electricity. The proposals seek to ensure that generators with positions of significant market power who are able to exert an upward influence on wholesale prices ensure that their prices closely reflect their costs and that they do not take unfair advantage of any imperfections in the operation of wholesale markets. The Director General has proposed that these restrictions should cease one year after the introduction of the New Electricity Trading Arrangements currently under development. TXU Europe Limited has played an active part in these discussions and accepted the Director General's proposals on February 7, 2000. However, five generators rejected the proposals and the matter has been referred to the UK Competition Committee. TXU Europe Limited does not anticipate that these new proposals will have a material adverse effect on its revenues.

   The implementation of the new electricity trading arrangements, scheduled for introduction on October 1, 2000, is also likely to lead to a number of modifications to generation, distribution and retail electricity licenses.

Networks
--------

   The networks business primarily consists of TXU Europe Group's electricity distribution business in the UK. The networks business has been a predictable source of operating income and cash flow and, historically, the growth in units of electricity distributed has generally matched increases in the gross domestic product for the UK. The rates charged by the networks business in the UK are regulated by a distribution price control formula. This formula is subject to periodic review and adjustment. Two distribution price control reviews by OFGEM in 1994 and 1995 established the current distribution price control formula. In his draft proposals for the distribution price control review which were released in August 1999, adjusted in October 1999 and published in final form on December 2, 1999, the regulator proposed a substantial decrease in distribution prices charged by the networks business in its service territory. The final proposals for Eastern Electricity incorporated an initial reduction in allowed revenues for regulated units of 28% from April 1, 2000 with further annual reductions of 3% for the next four years, adjusted for inflation. The allowed revenues will be calculated from a formula to be provided by OFGEM in the near future. However, TXU Europe Limited and TXU Europe Group estimate that the effect on revenues will be a reduction of about (Pounds)73 million for the year ending December 31, 2000 and about (Pounds)100 million for the year ending December 31, 2001. The net impact on TXU Europe Limited is less than these reductions, as a portion of the reduction is a pass through of costs to the energy retail business.

Volume Transactions

   TXU Europe Group's retail sales and units distributed through the network were as follows:


                                                        Period From       Period From                 Year
                                                         Formation         January 1,                 Ended
                                        Year ended        Through           through                 March 31,
                                       December 31,      December 31,        May 18,       --------------------------
                                           1999             1998              1998              1998         1997
                                     ----------------  --------------    --------------    --------------------------
Retail sales (units sold):
   Electricity (GWh)............           36,424           23,285            14,094           35,920       32,546

   Gas (Bcf)....................              126               72                55              126          127
Network sales
   (GWh distributed)............           33,120           19,249            13,002           31,776       31,550

Revenues by Segment:

   The following tables set out the revenues by segment of TXU Europe Limited and TXU Europe Group for the periods indicated:



                                                            TXU Europe Limited                  TXU Europe Group (Predecessor)
                                                   ------------------------------------    --------------------------------------
                                                                            From               From
                                                                          Formation         January 1            Year Ended
                                                      Year Ended           Through           Through              March 31,
                                                     December 31,        December 31,        May 18,      -----------------------
                                                         1999                1998             1998*          1998          1997
                                                   ----------------    ----------------    -----------    ---------     ---------
                                                                               ((Pounds) million)
Revenues:
   Energy retail...........................               1,548               1,036             628          1,655         1,568
   Energy management and generation........               1,759                 845             764          1,337           952
                                                   ----------------    ----------------    -----------    ---------     ---------
        Energy - Total                                    3,307               1,881           1,392          2,992         2,520
 Networks..................................                 428                 253             168            414           420
 Other.....................................                  18                  31               3             69            44
                                                   ----------------    ----------------    -----------    ---------     ---------
                                                          3,753               2,165           1,563          3,475         2,984
                                                   ================    ================    ===========    =========     =========

* Unaudited

Operating Results

Year ended December 31, 1999 compared with year ended December 31, 1998

Revenues
--------


   Energy retail - Revenues from the energy retail operations for 1999 were (Pounds)1.5 billion compared with revenues for 1998 of (Pounds)1.7 billion. Volumes in the gas residential market increased in 1999 as a result of this market being fully opened to competition. Electricity volumes have decreased due to the loss of industrial and commercial customers in the October 1999 contract round (the period of renegotiation of significant numbers of contracts) and loss of customers in the ex-franchise market. Prices in the industrial and commercial sector, however, have improved. In December 1999, TXU Europe Group's volume in this market decreased as a result of a policy to accept business on a more selective basis. Although this may reduce market share, it is expected to have a positive effect on profits.

   Energy management and generation - Revenues from the energy management and generation operations in 1999 were (Pounds)1.8 billion compared with (Pounds)1.6 billion for 1998. Increased operating volumes in the gas portfolio have increased revenue partially offset by lower revenues in the electricity portfolio due to lower time-weighted Pool purchase prices (weighted for time of day sales) and reduced volumes.

   Networks - Revenues from the networks business for 1999 were (Pounds)428 million compared with (Pounds)421 million for 1998. Units distributed in 1999, in gigawatt hours (GWh), increased by approximately 3% from 1998 and regulated prices increased slightly from April 1999.

   Other - Other revenues were (Pounds)18 million in 1999, relating primarily to the metering business. In 1998, other revenues were (Pounds)34 million and included, in addition to metering revenues, revenues from the telecommunications business which was sold in December 1998 and revenues from the modular building business operated by Rollalong Limited, which was sold in February 1999.

Operating income
----------------

   Operating income of TXU Europe Limited for the year ended December 31, 1999 of (Pounds)543 million consisted of (Pounds)3.8 billion of operating revenues offset by costs and expenses of (Pounds)3.2 billion. Costs and expenses included

(Pounds)2.2 billion for energy purchased for resale and fuel consumed, (Pounds)706 million for operation and maintenance expense, (Pounds)87 million for amortization of goodwill and (Pounds)173 million for depreciation and other amortization.

   Operating income of TXU Europe Limited for the period from Formation through December 31, 1998 was (Pounds)314 million and consisted of (Pounds)2.2 billion of operating revenues offset by costs and expenses of (Pounds)1.9 billion. These results include the operations of TXU Europe Group from May 19, 1998. Costs and expenses included (Pounds)1.3 billion for energy purchased for resale and fuel consumed, (Pounds)379 million for operation and maintenance expense, (Pounds)92 million for depreciation and other amortization and (Pounds)52 million for amortization of goodwill.

Net interest expense
--------------------

   Net interest expense of TXU Europe Limited for 1999 of (Pounds)284 million included interest expense of (Pounds)347 million offset by interest income of (Pounds)63 million on cash balances. Interest expense included (Pounds)64 million in respect of sterling denominated Eurobonds and (Pounds)49 million in respect of the rent factoring financing arrangement for leased power stations, as well as payments of (Pounds)51 million under the Sterling Credit Agreement, (Pounds)35 million under the Senior Notes and (Pounds)19 million on the note payable to TXU Corp., which was paid off in June 1999.

   Net interest expense of TXU Europe Limited for the period from Formation through December 31, 1998 of (Pounds)205 million included interest expense of (Pounds)269 million offset by interest income of (Pounds)64 million on cash balances. Interest expense included payments of (Pounds)74 million under the Sterling Credit Agreement, (Pounds)40 million in respect of sterling-denominated Eurobonds, (Pounds)38 million in respect of the rent factoring financing arrangement as well as (Pounds)33 million on the note payable to TXU Corp. .

Total tax expense
-----------------

   Total tax expense of TXU Europe Limited for the year ended December 31, 1999 was (Pounds)111 million. Total tax expense of TXU Europe Limited for the period from Formation through December 31, 1998 was (Pounds)67 million. The effective tax rate for both periods was affected by non-deductible expenses related to capital leases and amortization of goodwill. The 1998 periods also reflected a tax benefit of approximately (Pounds)8 million associated with a 1% reduction in the statutory tax rate and included income that was taxed at rates less than the statutory rate.

Period from April 1, 1998 through May 18, 1998 (Predecessor)

   TXU Europe Group incurred an operating loss for the period from April 1, 1998 through May 18, 1998 of (Pounds)11 million consisting of (Pounds)425 million of operating revenues offset by costs and expenses of (Pounds)436 million. Costs and expenses included (Pounds)287 million for energy purchased for resale and fuel consumed, (Pounds)123 million for operation and maintenance expense and (Pounds)26 million for depreciation and amortization.

   Net interest expense of TXU Europe Group for the period from April 1, 1998 through May 18, 1998 of (Pounds)16 million included interest expense of (Pounds)28 million offset by interest income of (Pounds)12 million on cash balances. Total tax benefit of TXU Europe Group for the period from April 1, 1998 through May 18, 1998 was (Pounds)5 million

Year Ended March 31, 1998 (Predecessor)

Revenues
--------

   Energy retail - Overall revenues from the energy retail business were (Pounds)1.7 billion for the year ended March 31, 1998. The part of the electricity retail market which was open to competition (customers with an annual maximum demand over 100 kW - principally industrial and commercial customers) generated revenues were (Pounds)0.3 billion. The price regulated part of the electricity retail market which was not open to competition (customers with an annual maximum demand under 100 kW - principally residential and small business customers) had sales volumes of 18,642 GWh with revenues of (Pounds)1.2 billion.

   In the gas retail market, volumes and revenues were approximately 1.3 billion therms (126 Bcf) and (Pounds)0.2 billion, respectively. There was, however, a substantial increase in the number of customers signed up with future contract start dates as the remaining areas of the UK gas retail market were opened up to competition.

   Energy management and generation - Segment revenues were (Pounds)1.3 billion for the year ended March 31, 1998. Contributing to revenues was the inclusion of a full year of the additional output provided by the five power stations leased in June and July 1996. There was also additional revenue of (Pounds)30 million during the commissioning period of the King's Lynn gas-fired power station.

   Networks - Networks revenues were (Pounds)414 million for the year ended March 31, 1998. Revenues from TXU Europe Group's core regulated electricity distribution business, which are determined by the distribution price control formula, remained stable since the allowed increase referable to the Retail Price Index was offset by the required, regulated price reduction factor of 3%. Units distributed through the network were 31,776 GWh.

   Other - Revenues in the other businesses for the year ended March 31, 1998 were (Pounds)69 million, which included revenues from the telecommunications, metering and modular building businesses.

Operating income
----------------

   Operating income was (Pounds)267 million for the year ended March 31, 1998. Operating income for energy retail operations for the year ended March 31, 1998 included higher gross profit in gas of (Pounds)10 million and in electricity of (Pounds)2 million, offset by (Pounds)40 million of increased costs associated with adding a substantial customer base in TXU Europe Group's retail gas business, including costs of acquiring customers which are expensed as incurred. Operating income from the energy management and generation business was (Pounds)180 million in the year ended March 31, 1998. The operating income in the networks business was (Pounds)189 million.

Net interest expense
--------------------

   Net interest expense was (Pounds)126 million in the year ended March 31, 1998.

Total tax expense
-----------------

   Total tax expense was (Pounds)189 million in the year ended March 31, 1998, including a (Pounds)112 million windfall tax charge and a deferred tax charge in connection with the five coal-fired power station leases and the related rent factoring transaction in the year ended March 31, 1997. The windfall tax was levied on TXU Europe Group according to a formula contained in the UK Finance (No. 2) Act 1997. The liability for the tax was assessed at (Pounds)112 million, of which half was paid on December 1, 1997 and the balance was paid on December 1, 1998.

Liquidity and Capital Resources

Year ended December 31, 1999 and period from Formation through December 31, 1998 of TXU Europe Limited.

   Net cash generated by operating activities of TXU Europe Limited was (Pounds)417 million for 1999 and (Pounds)37 million for the period from Formation through December 31, 1998. Cash used by changes in operating assets and liabilities of TXU Europe Limited for the year ended December 31, 1999 was (Pounds)88 million and for the period from Formation through December 31, 1998 was (Pounds)199 million. Cash flows from operations before changes in operating assets and liabilities of TXU Europe Limited were (Pounds)505 million for the year ended December 31, 1999 and (Pounds)236 million for the period from Formation to December 31, 1998.

   Cash used in investing activities of TXU Europe Limited was (Pounds)686 million for the year ended December 31, 1999 and (Pounds)1.8 billion for the period from Formation through December 31, 1998. The amount for TXU Europe Limited for the period from Formation through December 31, 1998 includes (Pounds)1.4 billion representing the net cash paid to acquire TEG. Capital expenditures were (Pounds)385 million for the year ended December 31, 1999, which included approximately (Pounds)110 million for the acquisition of gas assets, and were (Pounds)207 million for the period from Formation through December 31, 1998. In 1999 (Pounds)305 million was invested primarily in other European assets, including investments in PVO and SVO in the Nordic market.

   TXU Europe Group received government consent to build a 215 megawatt (MW) combined heat and power plant for which there is a commitment of (Pounds)117 million, most of which falls due in 2001. Estimated capital expenditures on environmental control facilities are (Pounds)43 million in 2000, (Pounds)50 million in 2001, (Pounds)40 million in 2002, and (Pounds)35 million in 2003. (See Note 16 to Consolidated Financial Statements for a discussion of additional commitments.)

   For the year ended December 31, 1999, cash provided by financing activities by TXU Europe Limited was (Pounds)88 million. This included borrowings of (Pounds)2.4 billion in lower rate long-term debt which was used in part to refinance most of the borrowings related to the acquisition of TEG. Also impacting 1999 financing activities was the securitization of receivables described below. Cash provided by financing activities of TXU Europe Limited for the period from Formation through December 31, 1998 was (Pounds)2.2 billion including common stock issued to parent of (Pounds)1.5 billion and borrowings under the acquisition facility of (Pounds)1.8 billion.

Period from April 1, 1998 through May 18, 1998 and Year ended March 31, 1998 of
     TXU Europe Group (Predecessor)

   Net cash generated by operating activities of TXU Europe Group was (Pounds)74 million for the period from April 1, 1998 through May 18, 1998. Net cash generated by operating activities of TXU Europe Group for the year ended March 31, 1998 was (Pounds)341 million. Cash provided by changes in operating assets and liabilities of TXU Europe Group was (Pounds)76 million for the period from April 1, 1998 through May 18, 1998. Cash provided by changes in operating assets and liabilities was (Pounds)223 million for the year ended March 31, 1998. Cash used by operations before changes in operating assets and liabilities of TXU Europe Group was (Pounds)2 million for the period from April 1, 1998 through May 18, 1998. Cash from operations before changes in operating assets and liabilities was (Pounds)118 million for the year ended March 31, 1998.

   Cash used in investing activities of TXU Europe Group was (Pounds)78 million for the period from April 1, 1998 through May 18, 1998. Cash used in investing activities of TXU Europe Group for the year ended March 31, 1998 was (Pounds)234 million. Capital expenditures were (Pounds)51 million for the period from April 1 through May 18, 1998, and (Pounds)254 million for the year ended March 31, 1998.

   Cash provided by financing activities of TXU Europe Group for the period from
April 1, 1998 through May 18, 1998 was (Pounds)16 million.   In the year ended
March 31, 1998, cash provided by financing activities of TXU Europe Group was (Pounds)121 million. In that year, (Pounds)240 million was raised through issuance of long-term debt and a further (Pounds)300 million was raised through a financing of receivables under a debt securitization program. In addition, in that same year, retirements of long-term debt totaled (Pounds)215 million and a dividend of (Pounds)200 million was paid.

Financing Arrangements

   On March 2, 2000, TXU Europe Capital I, a statutory business trust, established as a financing subsidiary for TXU Europe Limited, issued to investors US$150 million ((Pounds)93 million) of 9 3/4% Trust Originated
Preferred Securities (Trust Securities), in approximately 6,000,000 units.   In
a series of related transactions, the proceeds from this issuance were invested in Preferred Partnership securities issued by TXU Europe Funding I, L.P., a limited partnership of which TXU Europe Limited is the general partner. TXU Europe Funding I, L.P. in turn, used those funds, along with a capital contribution of approximately (Pounds)27 million from TXU Europe Limited, to purchase junior subordinated debentures issued by TXU Eastern Funding and TXU Europe Group. The Trust Securities have a liquidation preference of $25 per unit. The only assets of the trust are the Preferred Partnership Securities. The Trust Securities are subject to mandatory redemption upon payment of the Preferred Partnership Securities which may be redeemed at the option of TXU Europe Limited, in whole, or in part, at any time on or after March 2, 2005.
The trust will use distributions it receives on the Preferred Partnership Securities to make cash distributions on the Trust Securities. TXU Europe Limited has issued guarantees of the Trust Securities, the Preferred Partnership Securities and the junior subordinated debentures held by the partnership.

   At December 31, 1999, TXU Europe Limited and TXU Finance have a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). The original Sterling Credit Agreement, entered into in 1998, had an acquisition facility and a revolving credit facility. Borrowings under the acquisition facility provided financing to acquire TEG and pay acquisition related expenses. The revolving credit facility provided for short-term borrowings. Under the terms of the Sterling Credit Agreement, one half of the borrowings under the facilities were required to be swapped from floating rate to fixed rate and, accordingly, swaps
with a notional amount of (Pounds)800 million were entered into.   At December
31, 1998, borrowings totaled (Pounds)750 million under the acquisition facility and (Pounds)231 million under the revolving credit facilities. The Sterling Credit Agreement was amended in March 1999. The Sterling Credit Agreement, as amended, provides for borrowings of up to (Pounds)1.275 billion and has two facilities: a (Pounds)750 million term facility which will terminate on March 2, 2003 and a (Pounds)525 million revolving credit facility which has a (Pounds)200 million 364-day tranche (Tranche A) and a (Pounds)325 million tranche which terminates March 2, 2003 (Tranche B). Under the Sterling Credit Agreement, TXU Finance must maintain a ratio of earnings before interest, taxes, depreciation and amortization to net interest cost, each as calculated under the Sterling Credit Agreement, of at least 2:1. In addition, TXU Europe Limited's consolidated debt must not exceed 70% of consolidated capitalization, each as calculated under the Sterling Credit

Agreement. All of these financial ratios under the Sterling Credit Agreement are determined in accordance with UK GAAP. At December 31, 1999, TXU Europe Limited was in compliance with these ratios. TXU Europe Limited and TXU Finance currently are the only permitted borrowers under the amended Sterling Credit Agreement. So long as no default under the Sterling Credit Agreement has occurred and is continuing, any subsidiary or holding company of TXU Europe Group which also is a wholly-owned subsidiary of TXU Finance and is incorporated under the laws of England and Wales, except Eastern Electricity, may be designated as an additional borrower under Tranche A or Tranche B by agreeing to be bound by the terms of the Sterling Credit Agreement and by giving notice to the banks. The amended Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate.

   Eastern Electricity has a separate revolving credit facility of up to (Pounds)250 million, terminating March 2, 2003, which provides for short-term borrowings to be used for Eastern Electricity's general corporate purposes. No borrowings were outstanding at December 31, 1999 and 1998 under this facility.

   In October 1999, Eastern Norge Svartisen AS, a subsidiary of TXU Europe Limited, issued (Pounds)77 million in Norwegian bonds due October 5, 2029, at a fixed rate of 7.25%. The net proceeds were used to pay down a portion of the Tranche B borrowings which had been used to finance asset purchases in Norway. In November 1999, TXU Europe borrowed approximately (Euro)300 million (Pounds)190 million) under the Tranche B facility. The net proceeds were used to finance the acquisition of the interest in TXU Nordic Energy, the PVO joint venture.

   In December 1999, TXU Europe Group borrowed approximately (Euro)306 million (Pounds)190 million) under a short-term facility with a commercial bank and used the net proceeds to repay the Euro borrowings under the Tranche B facility. The facility expires on June 3, 2000. TXU Europe Limited is currently negotiating with potential lenders to refinance the (Euro)306 million loan on a long-term basis in Finnish currency. Additional borrowings were made in December 1999 under the Tranche B facility to finance the acquisition of SVO (approximately (Pounds)40 million) and to fund the exit termination fee from a disadvantageous contract (Pounds)76 million). The amount of the exit termination fee was within amounts TXU Europe Limited had previously reserved against.

   As of December 31, 1999, the amended Sterling Credit Agreement had (Pounds)750 million of borrowings outstanding under the term facility at an interest rate of 6.55%, and approximately (Pounds)237 million of other borrowings outstanding under Tranche B at a weighted average interest rate of 5.61%. On May 18, 1999, $198 million in letters of credit issued under Tranche B of the revolving credit facility matured and were not renewed. There were (Pounds)3 million of letters of credit outstanding at December 31, 1999.

   On December 15, 1999, TXU Europe Limited commenced a (Euro)2.0 billion Euro Medium Term Note (EMTN) program. Under the EMTN program, a subsidiary of TXU Europe Limited may from time to time issue notes on a continuing basis to one or more dealers in a principal outstanding amount not exceeding (Euro)2.0 billion. The notes may be denominated in any currency, will bear interest either at fixed or variable rates and will have maturities, in each case as may be agreed between the subsidiary of TXU Europe Limited and the relevant dealer. The payment of all amounts payable in respect of the notes will be guaranteed by TXU Europe Limited.

   On March 8, 2000, TXU Eastern Funding issued (Pounds)225 million of 7.25% Sterling Eurobonds due March 8, 2030 under the EMTN program, guaranteed on a senior basis by TXU Europe Limited. On the same day, TXU Europe Limited entered into an interest rate swap that converts the interest on the new Sterling Eurobonds to a variable rate based on LIBOR for the first five years. The effective interest rate after the swap was 5.862%. No other notes have been issued under the EMTN program.

   TXU Europe Group has facilities with Citibank N.A. to provide financing through trade accounts receivable whereby Eastern Electricity may sell up to (Pounds)300 million of its electricity receivables and, beginning June 11, 1999, TXU Finance may borrow up to an aggregate of (Pounds)275 million, which is treated as being collateralized by future receivables of Eastern Electricity, through a short-term note issue arrangement. The program has an overall program limit of (Pounds)550 million.

   Consistent with US GAAP, through March 31, 1999, the electricity receivable financings were in the form of short-term loans collateralized by Eastern Electricity's trade accounts receivable. At December 31, 1998, Eastern Electricity had borrowed (Pounds)300 million under these facilities. Subsequent to March 31, 1999, the program was restructured so that a portion of the receivables are sold outright rather than being used to collateralize short-term borrowings. Eastern Electricity continually sells additional receivables to replace those collected. At December 31, 1999, accounts receivable of Eastern Electricity of (Pounds)224 million had been sold under the new program. An additional (Pounds)76 million of receivables remain as collateral for short-term loans. In addition, at December 31,

1999, TXU Finance had borrowed a further (Pounds)101 million collateralized by future receivables. The borrowings by Eastern Electricity and TXU Finance are reflected on the balance sheet and bear interest at an annual rate based on commercial paper rates plus 0.225%, which was 5.63% and 6.53% at December 31, 1999 and 1998, respectively.

   In May 1999, a financing subsidiary of TXU Europe Limited issued US$1.5 billion (Pounds)921 million) of Senior Notes, which are guaranteed by TXU Europe Limited, in three series: US$350 million ((Pounds)215 million) at 6.15% due May 15, 2002; US$650 million (Pounds)399 million) at 6.45% due May 15, 2005; and US$500 million (Pounds)307 million) at 6.75% due May 15, 2009. The senior notes were sold pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Shortly thereafter, TXU Europe Limited entered into various interest rate and currency swaps that in effect changed the interest rate on the borrowings from fixed to variable based on LIBOR and fixed the principal amount to be repaid in sterling. In December 1999, the Senior Notes were exchanged in a transaction registered with the US Securities and Exchange Commission for similar Senior Notes that could be traded publicly in US markets.

Customer Acquisition Costs

   Beginning in the year ended March 31, 1998, TXU Europe Group paid commissions to agents who assist TXU Europe Group in acquiring customers in the newly deregulated electricity and gas markets. Those costs of acquiring customers were charged to expense when incurred, although revenues from the acquired customer base are expected to be received over several years. Total charges for the year ended March 31, 1998 were (Pounds)41 million, for the period from Formation through December 31, 1998 were (Pounds)38 million, and for the year ended December 31, 1999 were (Pounds)9 million. TXU Europe Group expects that it will continue to incur some similar costs in connection with its effort to acquire customers for the foreseeable future, although to a lesser degree.

   In June 1999, TXU Europe Group announced details of a program to restructure the energy retailing business in order to be more cost effective in the competitive energy markets. This program has resulted in the closure of two principal offices with the loss of 300 permanent and 200 temporary positions. TXU Europe Group is seeking new ways to access the energy markets and to form more partnerships with the objective of reducing costs, improving access to customers and capitalizing on emerging new markets like the Internet.

European Monetary Union (EMU)

   Most of TXU Europe Group's income and expenditures are denominated in pounds sterling or in the currencies of other countries which either are not eligible or have not joined the first stage of the EMU. TXU Europe Limited therefore does not expect the new currency of countries which participate in the EMU to have a material impact on those operations for so long as the UK continues to remain outside the EMU. TXU Europe Limited has prepared its accounting systems to be able to deal with the receipt of payments in euros effective from January 1, 1999.

Effect of Inflation

   Because of the relatively low level of inflation experienced in the UK, inflation did not have a material impact on results of operations for the periods presented.

Changes in Accounting Standards

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended, is effective for TXU Europe Limited beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, including derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Europe Limited is currently evaluating the impact the adoption of this standard will have on its consolidated statements of financial position and results of operations.

   The Emerging Issues Task Force (EITF) No. 98-10, "Accounting for Energy Trading and Risk Management Activities," was effective for the fiscal year ending December 31, 1999. EITF 98-10 requires that contracts for energy commodities which are entered into under trading activities should be marked to market with the gains and losses shown net in the income statement. The effect of EITF 98-10 has not been significant, since trading activity

(which for TXU Europe Energy Trading commenced in 1999) has been limited. (See
Note 14 to Consolidated Financial Statements for more details concerning trading activities.)

Year 2000 Issues

Background
----------

   A thorough and detailed program was undertaken throughout the TXU Corp. system (including TXU Europe Limited) to address Year 2000 (Y2K) issues. The UK effort was begun by TXU Europe Group in August 1996. The focus was on information technology (IT) mainframe--based application systems, IT related hardware, operating systems and desk top software, and embedded systems such as process controls for energy production and delivery and business-unit-owned applications. Applications and equipment in each of these categories were inventoried and categorized based on criticality to TXU Europe Group's business operations. Assessments of potential impact due to Y2K issues were completed in 1999. Remediation and testing work in each of these areas was completed by December 31, 1999. A further upgrade to the Eastern Electricity billing system was performed on January 20, 2000 to ensure that all mainframe billing systems would function correctly on February 29, 2000.

Results
-------

   During the Year 2000 rollover, none of TXU Europe Group's customers experienced service interruptions due to computer hardware, software or embedded chips. A few minor interruptions occurred with internal systems, but these were considered to be no more than normal system issues.

Costs
-----

   The total costs associated with TXU Europe Limited's Y2K efforts are currently estimated to be approximately (Pounds)12 million. These costs reflect new, incremental costs and the reallocation of resources in pre-existing maintenance budgets. These costs are being expensed as incurred, and a total of approximately (Pounds)2 million is expected to be spent during 2000, mainly for the billing system upgrade. There can be no assurance that these estimates will not change as a result of the discovery of unexpected needs for additional remediation work.


Quantitative and Qualitative Disclosures about Market Risk

Risk Management

   TXU Europe Limited is exposed to a number of different market risks including changes in gas and electricity prices, interest rates and foreign currency exchange rates. TXU Europe Limited has developed a control framework of policies and procedures to monitor and manage the exposures arising from volatility in these markets. To implement these policies and procedures, TXU Europe Limited enters into various derivative instruments primarily for hedging (i.e. non-trading) purposes. Both the energy management and the treasury operations make use of those instruments, but only well understood derivative instruments are authorized for use.

Interest Rate Risk

   TXU Europe Limited's exposure to interest rate risk is managed by maintaining a balance of fixed and floating rate borrowings and deposits. Interest rate swaps and forward rate agreements are used from time to time to adjust the proportion of fixed rate exposure within the specified limits.

   The table below provides information concerning TXU Europe Limited's financial instruments as of December 31, 1999 that are sensitive to changes in interest rates, which include debt obligations by principal amount and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. TXU Europe Limited has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts. The contracts require settlement of net interest receivable at specified intervals which generally coincide with the dates on which interest is payable on the underlying debt, primarily semi-annually. When differences exist between the swap settlement dates and the dates on which interest is payable on the underlying debt, the gap exposure, or basis risk, is managed by means of forward rate agreements. These forward rate agreements are not expected to have a material effect on TXU Europe Limited's financial position, results of operations or cash flows. None of the interest rate swaps or forward rate agreements were entered into for trading purposes. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected, or contractual, maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

                                                 Expected Maturity Date
                                        ------------------------------------------
                                                                                          1999           1998
                                                                                     -------------   -------------
                                                                            There-            Fair            Fair
                                        2000   2001    2002   2003   2004    after   Total   Value   Total   Value
                                        ----   ----    ----   ----   ----   ------   -----   -----   -----   -----
                                                           ((Pounds) millions except percents)

Long-term Debt (including
 current maturities):
  Fixed Rate ((Pounds)m)........         238    191     216      2    366    1,588   2,601   2,640   2,505   2,571
    Average interest rate.......        7.35%  7.35%   6.16%  7.38%  8.37%    7.43%   7.45%      -    7.50%      -
  Variable Rate ((Pounds)m).....           -     28      21    987      -      350   1,386   1,386   1,025   1,025
    Average interest rate.......           -   6.70%   7.35%  6.33%     -     8.16%   6.42%      -    6.40%      -

  Interest Rate Swaps:
  (notional amounts)
  Fixed to Variable ((Pounds)m).           -      -     217      -      -      711     928     (52)    100      12
    Average pay rate............           -      -    6.73%     -      -     6.84%   6.82%      -       -       -
    Average receive rate........           -      -    6.15%     -      -     6.58%   6.48%      -       -       -
  Variable to Fixed ((Pounds)m).         370    400      16      -      -      423   1,209      (a)    850     (44)
    Average pay rate............        6.22%  6.71%  12.91%     -      -     6.43%   6.54%      -       -       -
    Average receive rate........        6.20%  5.55%   7.35%     -      -     5.57%   5.78%      -       -       -


   (a) Fair value amount rounds to less than (Pounds)1 million.


   At December 31, 1999, there were approximately (Pounds)15 million in forward rate agreements outstanding which matured in the first few days of January 2000. There was no material market risk exposure on these agreements.

Energy Risk Management

   Management of the market risks associated with the portfolio of physical generation assets, upstream gas assets and gas and electricity sales and derivative contracts is critical to the success of TXU Europe Group, and therefore, comprehensive risk management processes, policies and procedures have been established to monitor and control these market risks. TXU Europe Energy Trading manages its market risk on a portfolio basis within the limitations imposed by the Board of Directors of TXU Europe Group (TXU Europe Board).
Market risks are monitored daily utilizing appropriate mark-to-market methodologies which value the portfolio of contracts and the hypothetical effect of this value of changes in market prices.

   Electricity - Non-trading Activities

   The energy retail business contracts to supply electricity to customers at fixed prices and buys output from the electricity Pool to meet the demand of these customers. Since the price of electricity purchased from the Pool can be volatile, TXU Europe Group is exposed to the risk arising from the differences between the fixed price at which it sells electricity to customers and the variable prices at which it buys electricity from the Pool. TXU Europe Group's generation business provides a physical hedge to this risk as it is exposed to Pool price fluctuations from selling electricity into the Pool. TXU Europe Group's overall exposure to those risks is managed by the energy management business which maintains energy price exposures to within a limit set by the TXU Europe Board and also enters into derivatives to hedge the portfolio. The derivatives used are mainly contracts for differences and electricity forward agreements but also involve other contractual arrangements. (See Note 14 to Consolidated Financial Statements.) Contracts for differences are bilaterally negotiated contracts which fix the price of electricity for an agreed quantity and duration by reference to an agreed strike price, which is the price specified in the contract for differences. Electricity forward agreements are similar in principle to contracts for differences but are on standard terms and tend to be for smaller quantities and shorter durations. The hypothetical loss in fair value of TXU Europe Group's contracts for differences, electricity forward agreements and other contracts in existence at December 31, 1999 and 1998 entered into for non-trading purposes arising from a 10% adverse movement in future electricity prices from those anticipated in the fair value model is estimated at (Pounds)21 million and (Pounds)81 million, respectively. This loss is calculated by modeling the contracts against an internal forecast of Pool prices using discounted cash flow techniques. The decrease in the hypothetical market movement results from the decrease in energy purchase commitments during 1999. The fair value of outstanding contracts for differences, electricity forward agreements and other contracts entered into for non-trading purposes at December 31, 1999 and 1998 was (Pounds)76 million and (Pounds)61 million, respectively, calculated as the difference between the expected value of the contracts for differences, electricity forward agreements and other contracts, based on their known strike price or other known value, and the current market value of such instrument, based on an estimate of forward prices for the contract for difference, electricity forward agreement or other contract during their term.

   Electricity - Trading Activities

   TXU Europe Group enters into contracts for differences and other energy purchase contracts for the purpose of trading. TXU Europe Group trades both in the UK market, where it seeks to take advantage of market conditions by extending or shortening the size of its portfolio of purchase and sale commitments, and in continental Europe, where it enters into financial
instruments in markets where it has no physical assets or retail volumes.   In
doing so, any exposures to fluctuations in energy prices resulting from such trading are within limits set by the TXU Europe Board. Trading activities commenced in 1999 and net gains of (Pounds)23 million were recognized from
trading electricity commodity contracts or other derivatives.    TXU Europe
Group accounts for its trading activities in accordance with the accounting policies set out in Note 2 to the Consolidated Financial Statements. The hypothetical loss in fair value of TXU Europe Group's contracts for differences and other energy purchase contracts in existence at December 31, 1999, which were entered into for trading purposes, arising from a 10% adverse movement in future electricity prices is estimated at (Pounds)4 million. The fair value of outstanding contracts for differences, electricity forward agreements and other contracts entered into for trading purposes at December 31, 1999 was (Pounds)17 million.

   Gas

   TXU Europe Group sells fixed price gas contracts to customers and supplies the customer through a portfolio of gas purchase contracts and other wholesale contracts. TXU Europe Group's overall net exposure to the gas spot market is managed within a limit set by the TXU Europe Board using natural gas futures and swaps, as appropriate, to hedge the exposures. There were no gas swaps or futures outstanding at December 31, 1999. Net gains of (Pounds)0.1 million were recognized from trading gas commodity contracts or other derivatives.

Foreign Currency Risk

   TXU Europe Limited manages its exposure to foreign currency rates principally by matching foreign currency denominated assets with borrowings in the same currency or by swapping principal and interest components of foreign currency borrowings into sterling. Currency swaps and options are also used where appropriate to hedge any residual exposures. In addition, some imports of capital equipment and fuel are denominated in currencies other than sterling and the sterling cost of these is fixed by means of forward contracts as soon as TXU Europe Limited's contractual commitment is firm. The US$ option contracts outstanding at December 31, 1998 all matured in the first quarter of 1999.

   The following table summarizes notional amounts at the contract exchange rates, weighted average contractual exchange rates and estimated fair values by contract maturity for open contracts at December 31, 1999 and 1998:

                                                         Expected Maturity Date
                                        ------------------------------------------------------
                                                                                                  1999   1998
                                                                                There-            Fair   Fair
                                        2000    2001    2002    2003    2004     after   Total   Value   Value
                                       ------  ------  ------  ------  ------   ------   -----   -----   -----
                                                      ((Pounds) millions, except exchange rates)
Principal payments - (Pounds)              -       -     216       -       -       923    1,139     2     (1)
    Average exchange rate                  -       -   $1.62       -       -     $1.72   $ 1.69     -      -
Interest payments - (Pounds)              83      83      83      69      69       570      957   (25)   (17)
Average exchange rate                  $1.63   $1.63   $1.63   $1.63   $1.63     $1.62   $ 1.62     -      -



                           FORWARD-LOOKING STATEMENTS

   This report and other presentations made by TXU Europe Limited contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Europe Limited believes that in making any such statements its expectations have been based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of TXU Europe Limited to differ materially from those projected in such forward-looking statement: (1) general economic and business conditions in the UK and in the service area for Eastern Electricity, formerly Eastern Electricity's authorized area, which has been opened to competition; (2) unanticipated changes in interest rates, in rates of inflation, or in foreign exchange rates; (3) prevailing governmental, statutory, regulatory or administrative policies and initiatives affecting TXU Europe Limited, its subsidiaries or the UK or European electric and gas utility industries; (4) general industry trends; (5) competition; (6) power costs and availability; (7) changes in business strategy, development plans or vendor relationships; (8) availability, terms and deployment of capital and capital market conditions; (9) availability of qualified personnel; (10) changes in, or the failure or inability to comply with, governmental regulations, including, among other things, environmental regulations; (11) changes in tax laws; (12) weather conditions and other natural phenomena; (13) unanticipated population growth or decline, and changes in market demand and demographic patterns; (14) access to adequate transmission facilities to meet changing demand; (15) pricing and transportation of oil, coal, natural gas and other commodities; (16) unanticipated changes in operating expenses and capital expenditures; (17) the ability of TXU Europe Limited to enter into financial instruments to hedge various market risks or the inability of the counterparties to meet their obligations with respect to financial instruments; and (18) changes in technology used and services offered by TXU Europe Limited.

   Any forward-looking statements speak only as of the date of this report. TXU Europe Limited undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for TXU Europe Limited to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor or combination of factors may cause results to differ materially from those contained in any forward-looking statement.

                      TXU EUROPE LIMITED AND SUBSIDIARIES

                          STATEMENT OF RESPONSIBILITY

   The management of TXU Europe Limited and subsidiaries (TXU Europe) is responsible for the preparation, integrity and objectivity of the consolidated financial statements of TXU Europe and other information included in this report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. As appropriate, the statements include amounts based on informed estimates and judgments of management.

   The management of TXU Europe has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control includes an ongoing Management Audit program designed to provide an assurance to the Board of Directors of TXU Europe of the adequacy and effectiveness of business systems and controls. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Europe's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 1999, TXU Europe's system of internal control was adequate to accomplish the objectives discussed herein.

   The Board of Directors of TXU Europe addresses its oversight responsibility for the consolidated financial statements through its Audit Committee. A majority of the directors comprising the Audit Committee are not employees of TXU Europe. The Audit Committee meets regularly with TXU Europe's management, internal auditors and independent auditors to review matters relating to financial reporting, auditing and internal control. To ensure auditor independence, both the internal auditors and independent auditors have full and free access to the Audit Committee.

   The independent auditors, Deloitte & Touche, are engaged to audit, in accordance with generally accepted auditing standards, the consolidated financial statements of TXU Europe and its subsidiaries and to issue their report thereon.


                                            /s/ PHILIP G TURBERVILLE
                               ------------------------------------------------
                                   Philip G Turberville, Principal Executive
                                                    Officer


                                               /s/ PAUL C MARSH
                               ------------------------------------------------
                                   Paul C Marsh,  Principal Financial Officer


                                             /s/ HOWARD C GOODBOURN
                               ------------------------------------------------
                                    Howard C Goodbourn, Principal Accounting
                                                     Officer

                [LETTERHEAD OF DELOITTE & TOUCHE APPEARS HERE]

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of TXU Europe Limited (formerly known as TXU Eastern Holdings Limited) and Subsidiaries :

We have audited the accompanying consolidated balance sheet of TXU Europe Limited (formerly TXU Eastern Holdings Limited) and subsidiaries as of December 31, 1999, and the related consolidated statements of income, comprehensive income, cash flows and common stock equity for the year then ended. These financial statements are the responsibility of TXU Europe's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of TXU Europe Limited for the period from formation through December 31, 1998, period from April 1, 1998 through May 18, 1998 and year ended March 31, 1998, were audited by other auditors whose reports, dated respectively March 3, 1999 and April 26, 1999, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards in the United Kingdom which do not differ significantly with those in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements present fairly, in all material respects, the financial position of TXU Europe Limited and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

DELOITTE & TOUCHE

London, England
February 16, 2000

              [LETTERHEAD OF PRICEWATERHOUSECOOPERS APPEARS HERE]


                       Report of Independent Accountants
                       ---------------------------------

To the Board of Directors and Shareholders of TXU Europe Limited (formerly known as TXU Eastern Holdings Limited) and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related statements of consolidated income, of comprehensive income, of common stock equity and of cash flows present fairly, in all material respects, the financial position of TXU Europe Limited (formerly known as TXU Eastern Holdings Limited) and Subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the period from formation (February 5, 1998) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards in the United Kingdom which do not differ significantly with those in the United States and which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers
London, England
March 3, 1999

              [LETTERHEAD OF PRICEWATERHOUSECOOPERS APPEARS HERE]


                       Report of Independent Accountants
                       ----------------------------------

To the Board of Directors and Shareholders of TXU Europe Group plc (formerly known as Eastern Group plc) and Subsidiaries

In our opinion, the accompanying consolidated statements of consolidated income, of comprehensive income, of common stock equity and of cash flows for the year ended March 31, 1998 and for the period from April 1, 1998 through May 18, 1998 present fairly, in all material respects, the results of operations and cash flows of TXU Europe Group plc (formerly known as Eastern Group plc) and Subsidiaries for the year ended March 31, 1998 and for the period from April 1, 1998 through May 18, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United Kingdom which do not differ significantly with those in the United States and which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers
London, England
April 26, 1999

TXU EUROPE LIMITED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
((Pounds) million)

                                                                   Successor                               Predecessor
                                                         --------------------------------         ------------------------------
                                                                            Period From
                                                                             Formation            Period from          Year
                                                         Year Ended           Through            April 1, 1998         Ended
                                                         December 31,       December 31,            through           March 31,
                                                            1999                1998              May 18, 1998          1998
                                                         ----------         -------------        --------------     ------------
OPERATING REVENUES.......................................  3,753                  2,165                  425             3,475
                                                         ----------         -------------        --------------     ------------
OPERATING EXPENSES
  Energy purchased for resale and fuel consumed..........  2,244                  1,328                  287             2,217
  Operation and maintenance..............................    706                    379                  123               806
  Depreciation and other amortization....................    173                     92                   22               152
  Goodwill amortization..................................     87                     52                    4                33
                                                         ----------         -------------        --------------     ------------
  Total operating expenses...............................  3,210                  1,851                  436             3,208
                                                         ----------         -------------        --------------     ------------
OPERATING INCOME (LOSS)..................................    543                    314                  (11)              267

OTHER INCOME - NET.......................................      8                     46                    1                10
                                                         ----------         -------------        --------------     ------------
INCOME (LOSS) BEFORE INTEREST, INCOME TAXES AND
  MINORITY INTEREST......................................    551                    360                  (10)              277

INTEREST INCOME..........................................     63                     64                   12                76

INTEREST EXPENSE.........................................    347                    269                   28               202
                                                         ----------         -------------        --------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST......................................    267                    155                  (26)              151

INCOME TAX EXPENSE (BENEFIT).............................    111                     67                   (5)              189
                                                         ----------         -------------        --------------     ------------
INCOME (LOSS) BEFORE MINORITY INTEREST...................    156                     88                  (21)              (38)
MINORITY INTEREST........................................     18                     11                    -                 -
                                                         ----------         -------------        --------------     ------------
NET INCOME (LOSS)........................................    138                     77                  (21)              (38)
                                                         ==========         =============        ==============     ============

See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
((Pounds) million)

                                                                            Successor                    Predecessor
                                                                   ----------------------------   ----------------------------
                                                                                  Formation       Period from
                                                                    Year Ended     Through       April 1, 1998    Year Ended
                                                                    December 31,  December 31,      through        March 31,
                                                                       1999           1998        May 18, 1998       1998
                                                                   -------------  -------------   ------------   -------------
NET INCOME (LOSS)................................................        138            77            (21)            (38)
OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized loss on securities classified as available for
   sale, net of tax effects......................................          -            (8)            (3)             (2)
  Cumulative translation adjustment..............................          1             -              -               -
                                                                   -------------  -------------   ------------   -------------
     Total.......................................................          1             (8)            (3)             (2)
                                                                   -------------  -------------   ------------   -------------
COMPREHENSIVE INCOME (LOSS)......................................        139             69            (24)            (40)
                                                                   =============  =============   ============   =============

See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
((Pounds) million)

                                                                           Successor                       Predecessor
                                                                  -----------------------------   ------------------------------
                                                                                  Period From
                                                                                   Formation       Period From
                                                                    Year Ended      Through       April 1, 1998    Year Ended
                                                                   December 31,    December 31,      through        March 31,
                                                                       1999           1998         May 18, 1998       1998
                                                                   -------------  -------------   --------------  --------------
CASH FLOWS - OPERATING ACTIVITIES
   Net income (loss)...............................................      138             77              (21)           (38)
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Depreciation and amortization..................................      260            144               26            185
    Amortization of discount on long-term debt.....................        -             (5)               -              -
    Deferred income taxes..........................................       89             24               (7)           (24)
    Net gain on sale of businesses.................................        -            (13)               -             (5)
    Minority interest..............................................       18             11                -              -
    Undistributed equity in earnings of TEG........................        -             (2)               -              -
   Changes in operating assets and liabilities:
    Accounts receivable............................................      113           (138)              65             78
    Inventories....................................................       16            (26)              10            (25)
    Prepayments and other assets...................................      (62)            (7)              (4)             8
    Accounts payable
       Affiliates..................................................       42              7                -              -
       Other.......................................................      (75)           198                6            (82)
    Interest accrued...............................................        8             40               27              4
    Taxes accrued..................................................       (2)           (95)               2            101
    Other liabilities..............................................     (128)          (211)             (30)           139
    Due to affiliates..............................................        -             33                -              -
                                                                   -------------  -------------   --------------  --------------
          Cash provided by operating activities....................      417             37               74            341
                                                                   -------------  -------------   --------------  --------------
CASH FLOWS - INVESTING ACTIVITIES
  Acquisition of TEG, net of cash acquired of (Pounds)2,011 million        -         (1,432)               -              -
  Capital expenditures.............................................     (385)          (207)             (51)          (254)
  Proceeds from sale of businesses.................................        4             60                -             30
  Other investments................................................     (305)          (188)             (27)           (10)
                                                                   -------------  ------------   --------------  ---------------
          Cash used in investing activities........................     (686)        (1,767)             (78)          (234)
                                                                   -------------  ------------   --------------  ---------------

See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (continued)
((Pounds) million)

                                                                        Successor                       Predecessor
                                                              -------------------------------  --------------------------------
                                                                                 Period From
                                                                                  Formation      Period from
                                                                Year Ended         Through      April 1, 1998    Year Ended
                                                             December 31, 1999   December 31,      through        March 31,
                                                                   1999             1998         May 18, 1998       1998
                                                              ---------------  --------------  ---------------  ---------------
CASH FLOWS - FINANCING ACTIVITIES
  Net borrowings under the:
     Sterling Credit Facility - Term Facility................          750                -              -                -
     Sterling Credit Facility - Tranche B....................          565                -              -                -
     Senior Notes............................................          921                -              -                -
     Acquisition facility....................................            -            1,821              -                -
     Interim facility........................................            -              243              -              240
     Other long-term debt....................................          187               66              -                -
    Issuance of common stock to parent.......................            -            1,467              -                -
  Retirements of :
     Sterling Credit Facility - Tranche B....................         (316)               -              -                -
     Acquisition facility....................................         (750)          (1,071)             -                -
     Interim facility........................................            -             (243)             -                -
     Loan notes..............................................          (48)              (9)             -                -
     Other long-term debt....................................         (415)            (174)             -             (215)
  Receivable securitization..................................         (123)               -              -              300
  Change in notes payable - banks............................           21              168             16               (4)
  Change in minority interest................................            -              166              -                -
  Retirements of advances from TXU Corp......................         (682)            (200)             -                -
  Debt discount and financing expenses.......................          (22)             (36)             -                -
  Dividends paid.............................................            -               (1)             -             (200)
                                                              ---------------  --------------  ---------------  ---------------
          Cash provided by financing activities..............           88            2,197             16              121
                                                              ---------------  --------------  ---------------  ---------------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS........           (1)               -              -                -
                                                              ---------------  --------------  ---------------  ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS......................         (182)             467             12              228
CASH AND CASH EQUIVALENTS - BEGINNING BALANCE................          467                -            714              486
                                                              ---------------  --------------  ---------------  ---------------
CASH AND CASH EQUIVALENTS - ENDING BALANCE...................          285              467            726              714
                                                              ===============  ==============  ===============  ===============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest....................................          253              223              5              198
   Cash paid for income taxes................................           19              137              -               90
NON-CASH TRANSACTIONS
  Investment received in consideration for sale..............            -               22              -                -
  Consolidation of debt and related investment on
   cross-border leases.......................................            -              170              -              139

  Issuance of loan notes upon acquisition of TEG.............            -               85              -                -
  Advances from TXU Corp. upon acquisition of TEG............            -              882              -                -

See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
((Pounds) million)

                                                                                                     December 31,
                                                                                        ----------------------------------------
                                                                                              1999                    1998
                                                                                        -----------------       ----------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT, NET.........................................                   2,718                    2,676
                                                                                        -----------------       ----------------
INVESTMENTS
  Goodwill (net of accumulated amortization: 1999 - (Pounds)138 million;
   1998 - (Pounds)52 million)..............................................                   3,422                    3,209

  Restricted cash..........................................................                     740                      717
  Other....................................................................                     520                      233
                                                                                        -----------------        ---------------
     Total investments.....................................................                   4,682                    4,159
                                                                                        -----------------        ---------------

CURRENT ASSETS
  Cash and cash equivalents................................................                     285                      467
  Accounts receivable (net of allowance for uncollectible accounts:  1999
   - (Pounds)21 million; 1998 - (Pounds)22 million)........................                     469                      585

  Inventories:
   Materials and supplies..................................................                      32                       25
   Fuel stock..............................................................                      90                      116
  Prepayments..............................................................                      58                       40
  Other current assets.....................................................                      57                       70
                                                                                        -----------------        ---------------
     Total current assets..................................................                     991                    1,303
                                                                                        -----------------        ---------------

OTHER ASSETS
  Prepayments for pensions.................................................                     250                      257
  Other deferred debits....................................................                     166                      134
                                                                                        -----------------        ---------------
     Total other assets....................................................                     416                      391
                                                                                        -----------------        ---------------
       Total...............................................................                   8,807                    8,529
                                                                                        =================        ===============

See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
((Pounds) million, except for number of shares and par value)

                                                                                                      December 31,
                                                                                        ----------------------------------------
                                                                                              1999                   1998
                                                                                        -----------------       ----------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common stock (3,000,000,000 shares at US$1 par and 100 deferred shares at (Pounds)1 par authorized) 2,455,705,299 shares and 100 deferred
   shares issued and outstanding...........................................                    1,467                    1,467


  Retained earnings........................................................                      213                       76
  Accumulated other comprehensive loss:
      Unrealized loss on marketable securities.............................                       (8)                      (8)
      Currency translation adjustments.....................................                        1                        -
                                                                                        -----------------       ----------------
    Total common stock equity..............................................                    1,673                    1,535
                                                                                        -----------------       ----------------
  Minority interest........................................................                      243                      190
                                                                                        -----------------       ----------------
  Note payable to TXU Corp.................................................                        -                      682
  Long-term debt, less amounts due currently...............................                    4,531                    3,629
                                                                                        -----------------       ----------------
    Total long-term debt...................................................                    4,531                    4,311
                                                                                        -----------------       ----------------
    Total capitalization...................................................                    6,447                    6,036
                                                                                        -----------------       ----------------
CURRENT LIABILITIES
  Notes payable - banks....................................................                      251                      238
  Long-term debt due currently.............................................                      380                      382
  Short-term loans on accounts receivable..................................                      177                      300
  Accounts payable:
   Affiliates..............................................................                       49                        7
   Other...................................................................                      458                      532
  Taxes accrued............................................................                      194                      162
  Interest accrued.........................................................                       61                       53
  Other current liabilities................................................                      156                       17
                                                                                        -----------------       ----------------
    Total current liabilities..............................................                    1,726                    1,691
                                                                                        -----------------       ----------------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Deferred income taxes....................................................                      409                      321
  Provision for unfavorable contracts......................................                       89                      250
  Due to affiliates........................................................                        -                       33
  Other deferred credits and noncurrent liabilities........................                      136                      198
                                                                                        -----------------       ----------------
    Total deferred credits and other noncurrent liabilities................                      634                      802
                                                                                        -----------------       ----------------
COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)............................                        -                        -
                                                                                        -----------------       ----------------
     Total.................................................................                    8,807                    8,529
                                                                                        ==================      ================

See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY
((Pounds) million)

Year Ended March 31, 1998 (Predecessor)                                                                     Accumulated Other
                                                                  Contributed Capital  Retained Deficit    Comprehensive Loss
                                                                    ----------------  -----------------    ------------------
Balance at April 1, 1997.......................................           2,586             (556)                  (5)
Net loss.......................................................               -              (38)                   -
Cash dividends.................................................               -             (200)                   -
Tax relief received from Parent................................              17                -                    -
Unrealized loss on securities classified as available for sale.               -                -                   (2)
                                                                    ----------------  -----------------    ------------------
Balance at March 31, 1998......................................           2,603             (794)                  (7)
                                                                    ----------------  -----------------    ------------------
Period from April 1, 1998 through May 18, 1998 (Predecessor)
Net loss.......................................................               -              (21)                   -
Unrealized loss on securities classified as available for sale.               -                -                   (3)
                                                                    ----------------  -----------------    ------------------
Balance at May 18, 1998........................................           2,603             (815)                 (10)
                                                                    ================  =================    ==================
                                                                                                           Accumulated Other
                                                                                                          Comprehensive Income
                                                                      Common Stock    Retained Earnings         (Loss)
Period from Formation through December 31, 1998 and Year Ended      ----------------  -----------------    ------------------
 December 31, 1999 (TXU Europe Limited)
Balance at February 5, 1998....................................               -                -                    -
Net income.....................................................               -               77                    -
Cash dividends.................................................               -               (1)                   -
Stock issued (2,456 million shares)............................           1,467                -                    -
Unrealized loss on securities classified as available for sale
 (net of tax)..................................................               -                -                   (8)
Currency translation adjustments...............................               -                -                    -
                                                                    ----------------  -----------------    ------------------
Balance at December 31, 1998...................................           1,467               76                   (8)
                                                                    ----------------  -----------------    ------------------
Net income.....................................................               -              138                    -
Other..........................................................               -               (1)                   -
Unrealized loss on securities classified as available for sale
 (net of tax)..................................................               -                -                    -

Currency translation adjustments...............................               -                -                    1
                                                                    ----------------  -----------------    ------------------
Balance at December 31, 1999...................................           1,467              213                   (7)
                                                                    ================  =================    ==================

See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  Description of Business, Acquisitions and Dispositions

        The business and operations of TXU Europe Limited, formerly known as TXU Eastern Holdings Limited, and subsidiaries are comprised of two main businesses, energy and networks, which are divided into three principal operating segments, as follows:

     ENERGY -

     (i) The Energy Retail business which supplies electricity and gas to national domestic, industrial and commercial customers in the United Kingdom (UK);

     (ii) The Energy Management and Generation business which manages an integrated portfolio of generation assets, physical gas assets and contracts; and

     NETWORKS -

     (iii) The Networks business which owns, manages and operates the electricity distribution system.

           These businesses are carried out primarily in the UK with interests increasingly being developed throughout the rest of Europe.

     Formation

           TXU Europe Limited was incorporated as a private limited company on February 5, 1998. Through a series of restructurings and capital transactions subsequent to its formation, TXU Europe Limited became an indirect, wholly owned subsidiary of Texas Utilities Company, which is doing business as TXU Corp. TXU Europe Limited is a holding company that owns 90% of the outstanding common stock of TXU Finance (No. 2) Limited (TXU Finance) which in turn owns 100% of the common stock of TXU Acquisitions Limited (TXU Acquisitions). On May 19, 1998, TXU Acquisitions gained control of The Energy Group PLC (TEG), the former holding company of TXU Europe Group plc, formerly known as Eastern Group plc (TXU Europe Group), after all conditions to its offer for all of the ordinary shares of TEG were satisfied or waived. Substantially all of TEG's continuing operations are conducted through TXU Europe Group plc, one of the largest integrated electricity and gas groups in the United Kingdom. Also on May 19, 1998, TEG sold its United States (US) and Australian coal businesses and US energy marketing operations (Peabody Sale). The "TEG Businesses Acquired" refers to TEG, exclusive of the operations sold in the Peabody Sale.

           TXU Europe Group is considered the predecessor company to TXU Europe Limited. Financial statements for periods prior to the May 19, 1998 acquisition date are labeled "Predecessor".

           The "period from formation through December 31, 1998" referred to in these financial statements represents February 5, 1998 through December 31, 1998, inclusive. From March 1998 to May 18, 1998 TXU Europe Limited, through TXU Acquisitions, had acquired an equity interest in TEG of approximately 22%, which resulted in the recognition of equity income of (Pounds)2 million for that period, which is reflected in "Other Income - Net".

     Name Changes

           On November 9, 1999, name changes were announced for certain subsidiaries of TXU Europe Limited to reflect the increasing importance of European investments. Eastern Group plc was renamed TXU Europe Group plc and its subsidiary, Eastern Generation Limited, was renamed TXU Europe Power Limited. TXU Europe Group's subsidiary, Eastern Power & Energy Trading Limited, was renamed TXU Europe Energy Trading Limited (TXU Europe Energy Trading) in January 2000. TXU Europe Group's retail and networks businesses will continue operating under the Eastern brand name.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Purchase Accounting

        The acquisition of TEG was accounted for as a purchase in accordance with US generally accepted accounting principles. Accordingly, the results of operations of the businesses acquired have been consolidated into the results of operations of TXU Europe Limited since the acquisition of TEG on May 19, 1998. The total purchase consideration for the TEG businesses acquired was approximately (Pounds)4.4 billion. At the date of the acquisition, TEG had assets of (Pounds)6.0 billion, including cash of (Pounds)2.0 billion, and liabilities of (Pounds)4.5 billion, including debt of (Pounds)2.9 billion. The excess of the purchase consideration plus acquisition costs over the net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of (Pounds)3.5 billion, which is being amortized over 40 years. The process of determining the fair value of assets acquired, liabilities assumed and contingencies existing at the acquisition date of TEG was completed in 1999 and resulted in an increase in goodwill of approximately (Pounds)263 million over the preliminary allocation primarily due to refinement of estimates.

        In addition to the cash offer, shareholders of TEG were offered a share alternative, which gave them the option to exchange their TEG shares for shares of TXU common stock, and a loan note option. TXU Acquisitions exchanged 37,316,884 shares of TXU Corp. common stock for the 105,117,980 TEG shares tendered by those who elected the share alternative, and paid cash or issued loan notes in exchange for the remainder of TEG shares. TXU Acquisitions acquired from TXU Corp. the shares of TXU Corp. common stock exchanged for TEG shares by issuing a term note to TXU Corp. for (Pounds)882 million, the value of the TXU Corp. common stock.

      Other Acquisitions

        On November 5, 1999, TXU Europe Limited formed a joint venture with certain shareholders of Pohjolan Voima Oy (PVO), Finland's second largest electricity generator. As part of the transaction, TXU Europe Limited contributed approximately (Euro)300 million ((Pounds)190 million) for an 81% ownership interest in the joint venture company, TXU Nordic Energy. TXU Nordic Energy acquired Class "C" Shares of PVO, which entitle TXU Nordic Energy to the output from approximately 584 megawatts (MW) of PVO's thermal generating capacity and most of a wholesale trading business owned by the industrial shareholders of PVO. TXU Nordic Energy's interest in the Class "C" shares is equal to approximately a 14.7% ownership of PVO. The acquisition of the interest in PVO resulted in goodwill of approximately (Pounds)36 million on the basis of preliminary estimates of fair values, which will be amortized over 40 years. The formation of the joint venture is a part of TXU Europe Group's strategy to build a European energy portfolio by working in partnership with other companies.

        In December 1999, TXU Europe Limited completed a previously announced agreement to acquire an approximate 40% interest in Savon Voima Oy (SVO), Finland's seventh largest electricity distributor, for approximately (Pounds)40 million. The agreement includes an option which allows the majority shareholders of SVO to require TXU Europe Limited to purchase the remaining 60% interest in SVO at prices that are based upon a multiple of the original purchase price for the first three years. After three years the purchase price is based upon a calculation which considers SVO's results of operations, as well as cash and cash equivalents and long-term debt balances on hand at the date the option is exercised. The option may be exercised at any time by the majority shareholders and does not expire.

        On January 7, 2000, TXU Europe Limited announced that its subsidiary, Eastern Natural Gas (Offshore) Limited, had raised its stake in the Johnston Gas Field in the North Sea to 64.2% and had successfully applied to become the field's operator. Gas is extracted from the Johnston Gas Field through a sub-sea template linked by pipeline to surface installations in the Ravenspurn North field. TXU Europe Limited will be responsible for the operation and maintenance of the template and field. The Johnston Gas Field has estimated recoverable reserves of 198 billion cubic feet of natural gas with average daily production of 62 million cubic feet.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Dispositions

        On December 22, 1998, TXU Europe Limited disposed of Eastern Group Telecoms, resulting in a gain of (Pounds)13 million. In consideration for the business, TXU Europe Limited received cash of (Pounds)60 million and an investment in the preferred stock of the purchaser, NTL Inc., with a carrying value of (Pounds)22 million. The investment is not traded on any stock exchange and is not convertible into cash until July 2000, but the value has been guaranteed by NTL Inc.

        In 1999, it was determined to sell the metering business of TXU Europe Group. Completion of the sale is expected in 2000. The modular building business operated by Rollalong Limited was sold in February 1999.


2.   Basis of Presentation and Significant Accounting Policies

        The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (US GAAP).

        Consolidation - The consolidated financial statements include the accounts of TXU Europe Limited and all majority-owned subsidiaries. Minority interest represents the minority shareholders' proportionate share in the equity or income of TXU Europe Limited's majority-owned subsidiaries.

        All significant intercompany items and transactions have been eliminated in consolidation. Investments in significant unconsolidated affiliates are accounted for by the equity method. Certain prior year amounts have been reclassified to conform to the current year's presentation.

        Use of estimates - The preparation of TXU Europe Limited's consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the period covered by the consolidated financial statements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

        Cash and cash equivalents - Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less.

        Inventories - Inventories are stated at the lower of weighted average cost or net realizable value.

        Marketable securities - TXU Europe Limited has classified all of its marketable securities as available for sale. Available for sale securities are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income or loss in common stock equity. Declines in fair value that are other than temporary are reflected in income.

        Capitalized interest - Interest is capitalized on major capital expenditures during the period of construction and is reflected as a reduction of interest expense in the statements of consolidated income. No interest was capitalized in 1999 and (Pounds)4 million was capitalized for the period from formation through December 31, 1998. There was no interest capitalized for the period from April 1, 1998 through May 18, 1998 and for the year ended March 31, 1998.

        Property, plant and equipment - Property, plant and equipment are stated at cost less accumulated depreciation. The cost of additions, improvements, and interest during the period of construction are capitalized, while maintenance and repairs are charged to expense when incurred.

        Leased generating stations meeting certain criteria and related equipment are capitalized and the present value of the related lease payments is recorded as a liability.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Depreciation - Depreciation of property, plant and equipment, is determined on the straight-line method over estimated useful lives of the assets as follows:


Electricity generating station assets                                 30 years
Electricity generating station assets under capital lease             Shorter of lease period or estimated remaining useful life

Electricity distribution system assets and customer contributions     40 years (3% per annum for first 20 years and 2% per
to the construction of electricity distribution system assets         annum for last 20 years)

Buildings                                                             Up to 60 years
Leasehold improvements                                                Shorter of remaining lease term or estimated useful life
Plant and equipment                                                   Up to 10 years

        In accordance with industry practice, the unamortized amount of customer contributions to the construction of electricity distribution system assets is deducted from property, plant and equipment.

        Upon sale, retirement, abandonment or other disposition of property, the cost and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in income.

        The United Kingdom (UK) Government is entitled to claim a portion of any gain realized by TXU Europe Limited on certain property disposals made up to March 31, 2000. Provisions for such claims are made when an actual disposal occurs.

        Depletion of gas reserves is charged on a unit-of-production basis, based on an assessment of proven reserves. Appraisal expenditures of gas fields are accounted for under the successful efforts method. General seismic and other costs are expensed as incurred. Provision is made for abandonment costs relating to gas fields. Such provisions are determined in accordance with local conditions and requirements, and on the basis of costs estimated at the respective balance sheet date. These costs are expensed on a unit-of-production basis. As of December 31, 1999, the oil and gas producing activities of TXU Europe Limited represent less than 10% of consolidated revenues, operating profits and assets.

        TXU Europe Limited capitalizes computer software costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". These costs are being amortized over a five-year period.

        Valuation of long-lived assets - TXU Europe Limited evaluates the carrying value of goodwill and long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of goodwill and long-lived assets is considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss will be recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily by available market valuations or, if applicable, discounted cash flows.

        Goodwill - Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed for each company acquired and is being amortized over 40 years.

        Derivative financial instruments - TXU Europe Limited, through TXU Europe Energy Trading, manages its exposure to commodity price risk from existing contractual commitments and provides price risk management services to its customers through various financial instruments. Such energy management comprises both non-trading and trading activities. Contracts for differences, electricity forward agreements and other contracts are utilized to hedge the impact of market fluctuations on existing assets or liabilities. Gains and losses are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transactions occurs. The cash flows related to derivative financial instruments are recorded in the same manner as the cash flow related to the item being hedged.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Beginning in 1999, TXU Europe Limited, through its subsidiary, TXU Europe Energy Trading, began entering into energy contracts, including derivative financial instruments, for trading purposes. Contracts for differences and other financial instruments utilized in connection with trading activities are accounted for using the mark-to-market method.
     Under this method, contracts for differences and financial instruments are adjusted to market value on the balance sheet, and the unrealized gains and losses are included in revenues in the income statement for that period. (See Note 14.)

        TXU Europe Limited enters into interest rate swaps to reduce exposure to interest rate fluctuations. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the agreements as adjustments to interest expense. Swaps, options and forward contracts are used to hedge foreign currency exposure.

        Revenue recognition - Electricity and gas sales revenues are recognized when services are provided to customers and include an estimate for unbilled revenues, or the value of electricity and gas consumed by customers between the date of their last meter reading and the period-end date. Operating revenues are stated exclusive of value added tax, but inclusive of the fossil fuel levy.

        Restructuring costs - Restructuring costs primarily relate to voluntary termination benefits and are recorded in Operation and Maintenance expense in the period in which the employee accepts the offer and the amount can be reasonably estimated. TXU Europe Limited has established voluntary retirement programs to progressively reduce manpower levels.

        Foreign currencies - Assets and liabilities of foreign (non-UK) subsidiaries are translated at the exchange rate as of the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to the cumulative currency translation adjustment account in common stock equity. Gains and losses on foreign currency transactions are included in other income - net.

        Income taxes - Income tax expense includes UK and other national income taxes. TXU Europe Limited intends to reinvest the earnings of its non-UK subsidiaries into those businesses. Accordingly, no provision has been made for taxes which would be payable if such earnings were distributed to TXU Europe Limited.

        Advance Corporation Tax (ACT) recoverable represents the amount of tax paid or payable on outgoing dividends paid and proposed which can be set off against a corporation tax liability arising currently or in the future, thereby reducing current tax payable.

        Deferred income taxes are determined under the liability method. Deferred income taxes represent liabilities to be paid or assets to be received in the future and reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax rate changes would affect those deferred tax liabilities or assets in the period when the tax rate change is enacted.

        Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

        New accounting standards - Statement of Financial Accounting Standards
     (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended, is effective for TXU Europe Limited beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, including derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Europe Limited is currently evaluating the impact the adoption of this standard will have on its consolidated statements of financial position and results of operations.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        The Emerging Issues Task Force (EITF) No. 98-10, "Accounting for Energy Trading and Risk Management Activities," was effective for the fiscal year ending December 31, 1999. EITF 98-10 requires that contracts for energy commodities which are entered into under trading activities should be marked to market with the gains and losses shown net in the income statement. The effect of EITF 98-10 has not been significant, since trading activity (which for TXU Europe Energy Trading commenced in 1999)
     has been limited.   (See Note 14  for more details concerning trading
     activities.)

3.  Property, Plant and Equipment

    Property, plant and equipment consisted of:                                         December 31, 1999        December 31, 1998
                                                                                        -----------------        -----------------
                                                                                                  ((Pounds) million)
Electricity distribution system..............................................                   1,227                     1,143
Electricity generating stations:
     Owned...................................................................                     409                       349
     Under capital lease.....................................................                     775                       913
Upstream gas assets..........................................................                     145                        35
Other land and buildings.....................................................                     105                       100
Plant and equipment..........................................................                     319                       225
Accumulated depreciation.....................................................                    (262)                      (89)
                                                                                       ------------------        -----------------
Net property, plant and equipment............................................                   2,718                     2,676
                                                                                       ==================        =================

        The net book value of electricity generating stations under capital lease was (Pounds)697 million and (Pounds)888 million at December 31, 1999 and 1998, respectively.

        Capitalized software costs totaling (Pounds)24 million and (Pounds)14 million as of December 31, 1999 and 1998, respectively, are included in plant and equipment. Amortization expense relating to software costs of (Pounds)2 million has been recorded in the year ended December 31, 1999. No amortization expense was recorded in the periods prior to December 31, 1998.

4.   Restricted Cash

        At December 31, 1999 and 1998, (Pounds)408 million of deposits were used to cash-collateralize existing future lease obligations to certain banks related to the funding of the leases of three power stations from National Power PLC (see Note 8). Additionally, (Pounds)326 million and (Pounds)309 million at December 31, 1999 and 1998, respectively, were used to cash-collateralize existing future lease obligations arising from cross-border leasing arrangements on several power stations (see Note 8). TXU Europe Limited's investment in Eastern Norge Kobbelv AS (Kobbelv) (see Note 5), includes (Pounds)6 million of deposits which are classified as restricted cash at December 31, 1999.

5.   Investments

        Marketable securities investments are classified as available for sale, and are considered non-current based upon management's intentions in holding the investments. Marketable securities investments consisted of the following:

                                     Cost                      Fair market value          Unrealized gain/(loss)
                          ----------------------------    --------------------------   -----------------------------
                          December 31,    December 31,    December 31,  December 31,   December 31,     December 31,
                              1999           1998            1999           1998           1999            1998
                          ------------    ------------    ------------  ------------   ------------    -------------
                                                                 ((Pounds) million)
SME                            31              28              20            13            (11)             (15)
HC                             49              56              49            63              -                7
                          ------------    ------------    ------------  ------------   ------------    -------------
                               80              84              69            76            (11)              (8)
                          ============    ============    ============  ============   ============    =============

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        At December 31, 1999 and 1998, TXU Europe Limited directly held an approximate 16% investment in Severomoravska Energetika (SME), which is listed in the Czech Republic, and a 5% investment in Hidroelectrica del Cantabrico (HC), which is listed in Spain. TXU Europe Limited does not have the ability to exercise significant influence over either SME's or HC's operating and financial policies; accordingly, these investments have been accounted for as marketable securities and marked to market.

        Non-marketable investments at December 31, 1999 and 1998 consist principally of investments in the offtake generated from water rights in hydro-electric power plants in Norway over a 55 year period, Eastern Norge Svartisen AS (Svartisen) and Kobbelv, amounting to approximately (Pounds)145 million and (Pounds)124 million, respectively. The carrying value at December 31, 1999 and 1998 of an investment in the preferred stock of NTL Incorporated (NTL Inc.), the purchaser of TXU Europe Limited's telecoms business, was (Pounds)28 million and (Pounds)22 million, respectively.

        The investment in PVO held by TXU Nordic Energy is the equivalent of a 14.7% ownership in PVO and is carried at cost, which was approximately (Pounds)190 million at December 31, 1999. Investments accounted for by the equity method, including the approximately 40% interest in SVO that was acquired in November 1999, totaled (Pounds)63 million at December 31, 1999 and (Pounds)4 million at December 31, 1998. The remainder of SVO is currently owned by 29 local municipalities. There are put options exercisable by the municipalities, which if exercised would automatically give TXU Europe Group a controlling stake. (See Note 1.)

        The remaining other investments were (Pounds)25 million and (Pounds)7 million at December 31, 1999 and 1998, respectively.

6.   Related Party Transactions

        As part of the acquisition of TEG, TXU Europe Limited acquired shares of TXU common stock used for the share alternative in exchange for a two year term note from TXU Acquisitions in the amount of (Pounds)882 million with an interest rate of 6.7% per annum. In December 1998, (Pounds)200 million of this note was repaid, and in May 1999, the remaining (Pounds)682 million principal amount, was repaid (see Note 8). The interest on the note ((Pounds)47 million at December 31, 1999) is due at maturity in May 2000, and is reflected in the "Accounts payable - Affiliates" balance. The "Due to affiliates" balance at December 31, 1998 reflects (Pounds)33 million of accrued interest.

        At December 31, 1999 and 1998, the balance of (Pounds)2 million and (Pounds)7 million, respectively, in the "Accounts payable - Affiliates" account arises primarily from payments of amounts by TXU Corp. on behalf of TXU Europe Limited, primarily for taxes.

        The 10% holding in TXU Finance of (Pounds)195 million and (Pounds)177 million at December 31, 1999 and 1998, respectively, which is held by a wholly-owned subsidiary of TXU Corp., has been included in "Minority Interest".

7.   Short-term Debt

        Short- term Debt - Weighted average interest rates at December 31, 1999 and 1998 on notes payable to banks, including accounts receivable securitization balances, is 5.15% and 8.98%, respectively.

        Accounts receivable securitization - TXU Europe Group has facilities with Citibank N.A. to provide financing through trade accounts receivable whereby Eastern Electricity may sell up to (Pounds)300 million of its electricity receivables and, beginning June 11, 1999, TXU Finance may borrow up to an aggregate of (Pounds)275 million, which is treated as being collateralized by future receivables of Eastern Electricity, through a short-term note issue arrangement. The program has an overall program limit of (Pounds)550 million.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Through March 31, 1999, the electricity receivable financings were in the form of short-term loans collateralized by Eastern Electricity's trade accounts receivable. At December 31, 1998, Eastern Electricity had borrowed (Pounds)300 million under these facilities. Subsequent to March 31, 1999, the program was restructured so that a portion of the receivables are sold outright rather than being used to collateralize short-term borrowings. Eastern Electricity continually sells additional receivables to replace those collected. At December 31, 1999, accounts receivable of Eastern Electricity of (Pounds)224 million had been sold under the new program. An additional (Pounds)76 million of receivables remain as collateral for short-term loans. In addition, at December 31, 1999, TXU Finance had borrowed a further (Pounds)101 million collateralized by future receivables. These borrowings by Eastern Electricity and TXU Finance are reflected in "Notes Payable - Banks" on the balance sheet and bear interest at an annual rate based on commercial paper rates plus 0.225%, which was 5.63% and 6.53% at December 31, 1999 and 1998, respectively.

        Promissory note program - TXU Europe Limited has a promissory note program with two facilities issued within the Czech Republic which has been utilized to fund its investment in SME and Teplarny Brno a.s. At December 31, 1999 and 1998, (Pounds)60 million and (Pounds)58 million, respectively, was outstanding under the promissory note program. The average annual interest rate on the notes at December 31, 1999 and 1998 was 6.96% and 13.89%, respectively, based on PRIBOR plus 0.5% to 0.7%.

        Letters of credit - At December 31, 1998, TXU Europe Limited had outstanding letters of credit totaling (Pounds)121 million, (Pounds)118 million of which was outstanding under a revolving credit facility. On May 18, 1999, $198 million in letters of credit issued under the Sterling Credit Agreement revolving credit facility, as described below, matured and were not renewed. At December 31, 1999, TXU Europe Limited had outstanding letters of credit of (Pounds)3 million.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.   Long-term Debt

     Long-term debt consisted of the following:

                                                                                   December 31, 1999         December 31, 1998
                                                                                   ((Pounds) million)       ((Pounds) million)
                                                                                  ---------------------     --------------------
Notes and Bonds:
  $200 million 7.425% guaranteed notes due 2017...............................             124                      121
  $300 million 7.55% guaranteed notes due 2027................................             185                      181
  (Pounds)350 million 8.375% bonds due 2004...................................             363                      363
  (Pounds)200 million 8.5% bonds due 2025.....................................             237                      237
  (Pounds)200 million 8.75% bonds due 2012....................................             229                      229
  $350 million 6.15% Exchange Senior Notes due 2002...........................             215                        -
  $650 million 6.45% Exchange Senior Notes due 2005...........................             399                        -
  $500 million 6.75% Exchange Senior Notes due 2009...........................             307                        -
  7.25% Norwegian Kroner bonds due 2029.......................................              77                        -

Other:
  Sterling Credit Agreement - due 2003........................................
      Term facility - 6.55%...................................................             750                      750
      Tranche B revolving credit                                                             -
           Spanish pesatas - 4.33%............................................              47
           Norwegian kroner - 7.13%...........................................              54                        -
           Pounds sterling - 6.61% and 8.23%..................................              75                       51
           Euro's - 4.04%.....................................................              61                        -
  Rent factoring loans (weighted average interest rate of 7.35%, due
   1999-2001).................................................................             428                      649

  Other unsecured loans, due in installments (weighted average rates range                                          139
   from 4.95% - 10.8%)........................................................             114

  Capital leases..............................................................             924                      982
  Other.......................................................................               6                        -
  Note payable to TXU Corp., 6.7% term note due 2000                                         -                      682
  Cross-border leases (US$ denominated).......................................             316                      309
                                                                                  ---------------------     --------------------
Total long-term debt..........................................................           4,911                    4,693
Less current portion..........................................................             380                      382
                                                                                  ---------------------     --------------------
Long-term debt, less amounts due currently....................................           4,531                    4,311
                                                                                  =====================     ====================


        In May 1999, a financing subsidiary of TXU Europe Limited issued US$1.5 billion ((Pounds)921 million) of Senior Notes, guaranteed by TXU Europe Limited, in three series: US$350 million ((Pounds)215 million) at 6.15% due May 15, 2002; US$650 million ((Pounds)399 million) at 6.45% due May 15, 2005; and US$500 million ((Pounds)307 million) at 6.75% due May 15, 2009. The senior notes were sold pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Shortly thereafter, TXU Europe Limited entered into various interest rate and currency swaps that in effect changed the interest rate on the borrowings from fixed to variable based on LIBOR and fixed the principal amount to be repaid in sterling. In December 1999, the Senior Notes were exchanged in a transaction registered with the US Securities and Exchange Commission for similar Senior Notes that could be traded publicly in US markets.

     Lines of credit

        At December 31, 1999, TXU Europe Limited and TXU Finance have a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). The original Sterling Credit Agreement entered into in 1998, had an acquisition facility and a revolving credit facility. Borrowings under the acquisition facility provided financing to acquire TEG and pay

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     acquisition related expenses. The revolving credit facility provided for short-term borrowings. Under the terms of the Sterling Credit Agreement, one half of the borrowings under the facilities were required to be swapped from floating rate to fixed rate and, accordingly, swaps with a notional amount of (Pounds)800 million were entered into. As part of this facility, (Pounds)75 million has been allocated to financing the repayment of outstanding loan notes issued upon acquisition. At December 31, 1998, borrowings totaled (Pounds)750 million under the acquisition facility and (Pounds)231 million under the revolving credit facilities. The Sterling Credit Agreement was amended in March 1999. The Sterling Credit Agreement, as amended, provides for borrowings of up to (Pounds)1.275 billion and has two facilities: a (Pounds)750 million term facility which will terminate on March 2, 2003 and a (Pounds)525 million revolving credit facility which has a (Pounds)200 million 364-day tranche (Tranche A) and a (Pounds)325 million tranche which terminates March 2, 2003 (Tranche B). Under the Sterling Credit Agreement, TXU Finance must maintain a ratio of earnings before interest, taxes, depreciation and amortization to net interest cost, each as calculated under the Sterling Credit Agreement, of at least 2:1. In addition, TXU Europe Limited's consolidated debt must not exceed 70% of consolidated capitalization, each as calculated under the Sterling Credit Agreement. All of these financial ratios under the Sterling Credit Agreement are determined in accordance with UK GAAP. At December 31, 1999, TXU Europe Limited was in compliance with these ratios. TXU Europe Limited and TXU Finance currently are the only permitted borrowers under the amended Sterling Credit Agreement. So long as no default under the Sterling Credit Agreement has occurred and is continuing, any subsidiary or holding company of TXU Europe Group which also is a wholly-owned subsidiary of TXU Finance and is incorporated under the laws of England and Wales, except Eastern Electricity, may be designated as an additional borrower under Tranche A or Tranche B by agreeing to be bound by the terms of the Sterling Credit Agreement and by giving notice to the banks. The amended Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate.

        In October 1999, Eastern Norge Svartisen AS, a subsidiary of TXU Europe Limited, issued (Pounds)77 million in Norwegian bonds due October 5, 2029, at a fixed rate of 7.25%. The net proceeds were used to pay down a portion of the Tranche B borrowings which had been used to finance asset purchases
     in Norway.   In November 1999, TXU Europe borrowed approximately (Euro)300
     million  ((Pounds)190 million) on the Tranche B facility.   The net
     proceeds were used to finance the acquisition of the interest in TXU Nordic Energy, the PVO joint venture.

        In December 1999, TXU Europe Group borrowed approximately (Euro)306 million ((Pounds)190 million) under a short-term facility with a commercial bank and used the net proceeds to repay the Euro borrowings under the Tranche B facility. The facility expires on June 3, 2000. TXU Europe Limited is currently negotiating with potential lenders to refinance the
     (Euro)306 million loan on a long-term basis in Finnish currency. Additional borrowings were made in December 1999 under the Tranche B facility to finance the acquisition of SVO (approximately (Pounds)40 million) and to fund the exit termination fee from a disadvantageous contract ((Pounds)76 million). The amount of the exit termination fee was within amounts TXU Europe Limited had previously reserved against.

        Eastern Electricity has a separate revolving credit facility of up to (Pounds)250 million, terminating March 2, 2003, which provides for short-term borrowings to be used for Eastern Electricity's general corporate purposes. No borrowings were outstanding at December 31, 1999 and 1998 under this facility.

        On December 15, 1999, TXU Europe Limited commenced a (Euro)2.0 billion Euro Medium Term Note (EMTN) program. Under the EMTN program, a subsidiary of TXU Europe Limited may from time to time issue notes on a continuing basis to one or more dealers in a principal outstanding amount not exceeding (Euro)2.0 billion. The notes may be denominated in any currency, will bear interest either at fixed or variable rates and will have maturities, in each case as may be agreed between the subsidiary of TXU Europe Limited and the relevant dealer. The payment of all amounts payable in respect of the notes will be guaranteed by TXU Europe Limited.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Long-term debt, as of December 31, 1999 excluding capital lease balances, is repayable as follows:

                                                      December 31,
                                                   -------------------
                                                   ((Pounds) million)

        2000.......................................         238
        2001.......................................         219
        2002.......................................         237
        2003.......................................         989
        2004.......................................         366
        Thereafter.................................       1,938
                                                   -------------------
        Long-term debt, excluding capital leases...       3,987
        Capital leases.............................         924
                                                   -------------------
        Total long-term debt.......................       4,911
                                                   ===================

        Capital lease obligations - As at December 31, 1999 future minimum lease payments for assets under capital leases, together with the present value of minimum lease payments, were:


                                                      December 31
                                                   -------------------
                                                   ((Pounds) million)

        2000.......................................          55
        2001.......................................         466
        2002.......................................          22
        2003.......................................          21
        2004.......................................          20
        Thereafter.................................         192
                                                   -------------------
        Total future minimum lease payments........         776
        Less amounts representing interest.........        (143)
                                                   -------------------
        Present value of future minimum lease
          payments.................................         633
                                                   -------------------
        Current....................................          47
        Non-current................................         586
                                                   -------------------
        Total......................................         633
                                                   ===================

        Substantially all of the capital lease obligations relate to coal-fired power stations. Additional payments of approximately (Pounds)6 per megawatt hour (indexed from 1996 prices) linked to output levels from the stations are payable for the first seven years of their operation by TXU Europe Group (operations commenced in 1996). In accounting for the acquisition of TEG, a liability for the estimated probable additional payments linked to output levels for coal-fired generating stations was established. At December 31, 1999 and 1998, the balance of the liability of (Pounds)291million and (Pounds)412 million, respectively, is included with capital lease obligations, of which (Pounds)95 million and (Pounds)114 million are classified as current, respectively.

        The lease agreement for three of the coal-fired power stations contains a purchase option of (Pounds)1 in 2046. The lease is for a total of ninety-nine years, commencing in 1996.

        In the first quarter of 1999, TXU Europe Limited entered into a capital lease relating to the King's Lynn Power Station with a present value obligation amount of (Pounds)68 million over the next 25 years.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Cross-border leases - Certain subsidiaries of TXU Europe Group have entered into cross-border lease transactions in respect of two power stations that are wholly owned by TXU Europe Limited. TXU Europe Limited has retained control of the power stations and their output and is responsible for their operations. The debt arising on the cross-border leases is fully collateralized by restricted cash on deposit (see Note 4).

        TXU Europe Limited's debt agreements contain certain covenants, including leverage ratios, levels of net assets and interest coverage. At December 31, 1999 and 1998, TXU Europe Limited was in compliance with all such covenants.

        Rent factoring loans - Certain subsidiaries of TXU Europe Limited entered into an agreement with commercial banks whereby future intra-group rental payments were assigned to these banks in return for a capital sum. At December 31, 1999 and 1998, (Pounds)408 million of the capital sums were on deposit to cash collateralize existing future lease obligations to another group of banks related to the funding of the leases of three power stations leased from National Power (see Note 4).

9.   Common Stock Equity

        TXU Europe Limited has two classes of shares outstanding, ordinary and deferred. Both classes are held by wholly owned subsidiaries of TXU Corp.. Ordinary shares have voting rights.

        In May 1998, TXU Europe Limited's share capital was redenominated from pounds sterling into US dollars. The sterling-denominated ordinary shares were reclassified as deferred shares, and the new US dollar denominated ordinary shares were issued. The deferred shares have no rights to vote or receive dividends. Upon liquidation, holders of deferred shares are entitled to receive (Pounds)1 per share only after holders of ordinary shares are paid (Pounds)100 million per share. In addition, all deferred shares may be repurchased for the sum of (Pounds)1.

        Certain debt instruments of TXU Europe Limited contain provisions that, under certain conditions, restrict distributions on or acquisitions of common stock. At December 31, 1999 and 1998, retained earnings were not restricted as a result of such provisions.

10.  Provision for Unfavorable Contracts

        As part of the purchase accounting for TEG, TXU Europe Limited made provisions for certain unfavorable long-term gas and electricity purchase contracts. As of December 31, 1999, the electricity provision related to a contract that expires in 2009, while the gas provision relates to two contracts that expire in 2010.

        During the year ended December 31, 1999 and the period from formation through December 31, 1998, (Pounds)46 million and (Pounds)74 million, respectively, of the provision was released to offset expenses recognized on purchases under unfavorable electricity and gas contacts. Of the amounts recognized in income in the December 1998 period, (Pounds)41 million, which is net of a release payment of (Pounds)24 million, was related to one gas contract which TXU Europe Limited renegotiated in November 1998. In December 1999, TXU Europe Limited paid (Pounds)76 million in termination fees to exit a disadvantageous contract. There was no income effect as this amount matched the liability previously established against this contract.

11.  Pensions

        The majority of TXU Europe Group employees are members of the Electricity Supply Pension Scheme (ESPS), which provides pensions of a defined benefit nature for employees throughout the England and Wales Electricity Supply Industry. The ESPS operates on the basis that there is no cross-subsidy between employers, and the financing of TXU Europe Group's pension liabilities is, therefore, independent of the experience of other participating employers. The assets of the ESPS are held in a separate trustee-administered fund and consists principally of UK and European equities, UK property holdings and cash. The pension cost relating to the TXU Europe Group portion of the ESPS is assessed in accordance with the

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     advice of independent qualified actuaries using the projected unit method. The benefits under these plans are primarily based on years of service and compensation levels as defined under the respective plan provisions.

        As part of the purchase accounting for TEG, the accrued pension liabilities were adjusted to recognize all previously unrecognized gains or losses arising from past experience.

                                                                                                         Period from
                                                                                  Year Ended          formation through
                                                                              December 31, 1999       December 31, 1998
                                                                              ------------------   ------------------------
Change in benefit obligation:                                                 ((Pounds) million)      ((Pounds) million)
-----------------------------
Benefit obligation at beginning of period...................................          985                     882
Service cost................................................................           15                       7
Interest cost...............................................................           53                      33
Participants' contributions.................................................           10                       5
Plan amendments.............................................................           19                       7
Actuarial (gain) loss.......................................................          (56)                     82
Termination liabilities.....................................................           10                       -
Benefits paid...............................................................          (54)                    (31)
Net transfer of obligations to other plans..................................           (3)                      -
                                                                              ------------------   ------------------------
Ending benefit obligation...................................................          979                     985
                                                                              ==================   ========================
Change in plan assets:
----------------------
Fair value of plan assets at beginning of period............................        1,082                   1,130
Actual return on plan assets................................................          107                     (25)
Employer contribution.......................................................           25                       3
Participants contributions..................................................           10                       5
Benefits paid...............................................................          (54)                    (31)
Net transfer of assets to other plans.......................................           (3)                      -
                                                                              ------------------   ------------------------
Ending fair value of plan assets............................................        1,167                   1,082
                                                                              ==================   ========================
Funded status:
--------------
Funded status...............................................................          188                      97
Unrecognized net actuarial loss.............................................           43                     153
Unrecognized prior service cost.............................................           19                       7
                                                                              ------------------   ------------------------
Prepaid  benefit cost.......................................................          250                     257
                                                                              ==================   ========================
Weighted average assumptions:
-----------------------------
Discount rate...............................................................          6.0%                    5.5%
Expected return on plan assets..............................................          6.5%                    6.0%
Rate of compensation increase...............................................          3.5%                    3.5%

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                                  Period from
                                                                                   formation            Period from
                                                                Year Ended          through            April 1, 1998    Year Ended
                                                               December 31,       December 31,            through       March 31,
                                                                   1999              1998               May 18, 1998       1998
                                                              --------------  --------------------   -----------------  ------------
                                                                                          ((Pounds) million)
Components of net periodic pension cost (benefit):
--------------------------------------------------
Service cost.............................................             15                   7                   1              9
Interest cost............................................             53                  33                   7             53
Expected return on plan assets...........................            (63)                (45)                (10)           (69)
Net amortization.........................................              4                   -                   -              1
                                                              --------------  --------------------   -----------------  ------------
    Net periodic pension cost (benefit)..................              9                  (5)                 (2)            (6)
                                                              ==============  ====================   =================  ============

        In addition, TXU Europe Limited has a defined contribution pension plan. Contributions made by TXU Europe Limited to the plan were (Pounds)827 thousand in 1999 and (Pounds)490 thousand in the period from formation to December 31, 1998.

12.  Employee Share Plans

        Since May 18, 1998, all options or awards then outstanding under the previous employee share plans of TXU Europe Group have, as a consequence of the acquisition by TXU Corp., either been exercised, waived or surrendered for a cash cancellation payment by TXU Corp. or lapsed.

        During 1998, TXU Europe Limited instituted the TXU Europe Group Long Term Incentive Plan (LTIP) which is administered by a remuneration committee. Awards of "phantom stock" in TXU Corp. under the LTIP may be made available to the management group, senior managers and salaried directors of TXU Europe Limited. There is no exercise price associated with the awards. Participants of the LTIP receive awards based on the number of shares that a specified percentage of their annual basic pay could purchase, using the stock price of TXU Corp. at or around the date of grant. If participants leave TXU Europe Limited before the awards vest, their awards lapse.

        Awards are subject to achieving certain performance criteria. There is a deferral period from the end of the financial period in which the awards were granted during which the participants must remain with TXU Europe Limited for their awards to become vested. For the awards granted in 1998, the deferral period for directors is one year. For the senior managers, one-half of each award vested on January 1, 2000, with the balance of the awards vesting on January 1, 2001. For the awards granted in 1999, the deferral period for directors is one year and for the management group and senior managers is two years.

        At the end of the deferral period, TXU Europe Limited shall pay to the participant, in cash, an amount equal to the higher of the stock price of TXU Corp. at the end of the deferral period, or a guaranteed price. The guaranteed price is the stock price used to calculate the awards granted, adjusted for interest at 6% compounded annually up to the date of payment, and accumulated dividends.

        TXU Europe Limited granted 145,878 awards on September 1, 1998, and granted 190,820 awards in 1999. There were no grants between February 5, 1998 and May 18, 1998, inclusive. For grants during 1999 the stock price of TXU Corp. on the date of grant was (Pounds)28.06. For grants during the period May 19, 1998 through December 31, 1998 the stock price of TXU Corp.
     at May 19, 1998 of (Pounds)23.81 was utilized.   None of the 144,093 awards
     outstanding at December 31, 1998 were exercisable due to the vesting criteria. The weighted average remaining contractual life of awards outstanding at December 31, 1999 was 18 months and at December 31, 1998 was 17 months. At December 31, 1999 and 1998, the closing market price of TXU Corp. common stock was $35.56 ((Pounds)22.00) and $46.69 ((Pounds)28.13), respectively, per share.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        TXU Europe Limited adopted the following additional employee share plans in 1999:

     (a) The TXU Europe Group Sharesave Scheme which is available to the UK-based directors and employees of TXU Europe Group who devoted more than 25 hours a week to their duties. Employees who participated in this scheme entered into a monthly savings contract, for either a three- or five-year period. At the end of that period, a participant may elect to apply the savings accumulated to the purchase of shares of TXU Corp. common stock. The exercise price for the three-year Sharesave Scheme was based on a 15% discount of the TXU Corp. stock price of (Pounds)28.52 on or about July 16, 1999 (date of original grant) and the five year Sharesave Scheme exercise price was based on a 20% discount. The plan became effective on October 1, 1999.

     (b) The TXU Europe Group Loyalty Award Scheme, which is administered by a remuneration committee of the Board of Directors of TXU Europe Limited, provided for grants at the discretion of the committee for the issuance of additional shares of TXU Corp. common stock upon the exercise of options to acquire TXU Corp. common stock from the Sharesave Scheme.

     The changes in share awards outstanding were as follows:

                                                                                                                         Long-term
                                              Sharesave      Sharesave       Loyalty        Loyalty       Long-term      Incentive
                                               Scheme         Scheme          Award          Award        Incentive     Compensation
                                               3 Years        5 Years        3 Years        5 Years          Plan           Plan
                                              -----------    -----------    -----------    -----------    -----------   -----------
Balance - May 19, 1998                                  -              -              -              -              -             -
     Granted..............................              -              -              -              -        145,878             -
     Lapsed...............................              -              -              -              -         (1,785)            -
                                              -----------    -----------    -----------    -----------    -----------   -----------
Balance - December 31, 1998...............              -              -              -              -        144,093             -
                                              -----------    -----------    -----------    -----------    -----------   -----------
     Granted..............................        201,046      1,132,083         29,517        225,584        190,820        26,761
     Lapsed...............................              -              -              -              -        (27,178)            -
                                              -----------    -----------    -----------    -----------    -----------   -----------
Balance - December 31, 1999...............        201,046      1,132,083         29,517        225,584        307,735        26,761
                                              ===========    ===========    ===========    ===========    ===========   ===========
Exercisable - 2000........................              -              -              -              -        190,516             -
Exercisable - 2001........................              -              -              -              -        117,219             -
Weighted average exercise price...........  (Pounds)21.95  (Pounds)20.66              -              -  (Pounds)26.26(Pounds)26.675

Weighted average  fair value of  awards
 granted in:
       1999...............................   (Pounds)8.41  (Pounds)11.37  (Pounds)25.82  (Pounds)25.82   (Pounds)5.76 (Pounds)26.66

       1998...............................              -              -              -              -   (Pounds)4.28             -


        In June 1999, awards of performance-related restricted stock of TXU Corp. were made to certain officers and directors of TXU Europe Limited under the Long-Term Incentive Compensation Plan of TXU Corp. The awards represented 26,761 shares of TXU Corp. common stock with a valuation price of (Pounds)26.675 per share at the date of grant, which were issued subject to performance and vesting requirements over a three- to five-year period.

        Total compensation expense recognized under the various employee share plans for the year ended December 31, 1999 and the period from formation through December 31, 1998 were (Pounds)7.3 million and (Pounds)1 million, respectively.

        TXU Europe Limited applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee share plans. TXU Europe Limited determined the potential impact of SFAS No. 123, "Accounting For Stock-Based Compensation"

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     with regard to the recognition of compensation expense. Under SFAS 123, compensation expense is determined based upon the fair value at the grant date for awards. Had compensation expense for TXU Europe Limited employee share plans been determined based upon the methodology prescribed under SFAS 123, TXU Europe Limited's income would not have been significantly different from actual results.


13.  Taxation

        The components of TXU Europe Limited's income tax expense are as follows:


                                                                       Period from
                                                                        formation            Period from
                                                   Year Ended            through            April 1, 1998
                                                  December 31,         December 31,           through             Year Ended
                                                      1999                 1998             May 18, 1998          March 31, 1998
                                                 ----------------     ----------------     ----------------      ----------------
                                                                               ((Pounds) million)
Current:
 UK.........................................                   21                   24                    2                   213
 US.........................................                    -                   18                    -                     -
 Other Countries............................                    1                    1                    -                     -
                                                 ----------------     ----------------     ----------------      ----------------
                                                               22                   43                    2                   213
Deferred:
 UK.........................................                   89                   24                   (7)                  (24)
                                                 ----------------     ----------------     ----------------      ----------------
   Total income tax expense.................                  111                   67                   (5)                  189
                                                 ================     ================     ================      ================


        The components of TXU Europe Limited's deferred tax assets and liabilities are as follows:

                                                                              December 31, 1999            December 31, 1998
                                                                           ------------------------   --------------------------
                                                                                           ((Pounds) million)
Deferred tax assets:
 Leased assets and related items.....................................               313                           353
 Tax loss carryforwards..............................................                10                             9
 Provision for unfavorable contracts and other.......................               100                           129
                                                                           ------------------------   --------------------------
  Total deferred tax assets..........................................               423                           491

Valuation allowance for deferred tax assets..........................              (162)                         (138)
                                                                           ------------------------   --------------------------

  Net deferred tax assets............................................               261                           353
                                                                           ------------------------   --------------------------
Deferred tax liabilities:
 Excess of book value over taxation value of fixed assets............               280                           281
 Leased assets and related items.....................................               302                           334
 Other items.........................................................                88                            59
                                                                           ------------------------   --------------------------

  Total deferred tax liabilities.....................................               670                           674
                                                                           ------------------------   --------------------------

  Net deferred tax liabilities.......................................               409                           321
                                                                           ========================   ==========================

        The recognized deferred tax asset is based upon the expected future utilization of net operating loss carryforwards and the reversal of other temporary differences. TXU Europe Limited has recognized a valuation allowance for those benefits for which realization does not meet the more likely than not criteria. The valuation allowance has been recognized in respect of leased assets. TXU Europe Limited continually

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

        There was no valuation allowance at formation (February 5, 1998). At the date of acquisition of TEG (May 19, 1998), a valuation allowance of (Pounds)130 million, was established for the deferred tax asset for the book/tax capital asset related to leased assets. The valuation allowance was increased by (Pounds)8 million in the period from May 19, 1998 to December 31, 1998, resulting in a balance of (Pounds)138 million at December 31, 1998. For the year ended December 31, 1999, the valuation allowance was increased by (Pounds)24 million, resulting in a balance of (Pounds)162 million at December 31, 1999.

        Income before income taxes:

                                                                                                           Period
                                                                                                            from
                                                                                        Period from        April 1,
                                                                                         Formation           1998          Year
                                                                       Year Ended         Through           through        Ended
                                                                      December 31,      December 31,        May 18,       March 31,
                                                                          1999             1998              1998           1998
                                                                      -------------   ----------------   -------------   -----------
                                                                                        ((Pounds) million)
Income before income taxes:
 UK..............................................................           264                103            (27)           157
 US..............................................................             -                 51              -              -
 Other Countries.................................................             3                  1              1             (6)
                                                                      -------------   ----------------   -------------   -----------
Total income before income taxes and minority interest...........           267                155            (26)           151
                                                                      =============   ================   =============   ===========



        United Kingdom income tax expense at the statutory tax rate is reconciled below to the actual income tax expense:

                                                                                                        Period
                                                                                                         from
                                                                                       Period from      April 1,
                                                                                        formation        1998           Year
                                                                       Year Ended        through        through         Ended
                                                                       December 31,    December 31,      May 18,      March 31,
                                                                           1999            1998           1998           1998
                                                                       -------------   -------------   ------------   ------------
                                                                                        ((Pounds) million)
Tax at UK statutory rate (30% in 1999 and 31% for all other
 periods)..........................................................            81              48            (8)            47
Windfall tax.......................................................             -               -             -            112
Non-deductible goodwill and depreciation...........................            26              16             1             10
Effect of overseas tax rates.......................................             -               2             -              -
Effect of tax rate on UK dividends.................................             -              (4)            -             (2)
Tax rate change....................................................             -              (8)            -              -
Movement in valuation allowance charged to expense.................            10               8             2             18
Other..............................................................            (8)              -             -              1
Non-deductible expenses............................................             2               5             -              3
                                                                       -------------   -------------   ------------   ------------
Income tax expense.................................................           111              67            (5)           189
                                                                       =============   =============   ============   ============

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        At December 31, 1999 and December 31, 1998, TXU Europe Limited has net operating loss carryforwards of (Pounds)10 million and (Pounds)9 million, respectively, that are available to offset future taxable income. The net operating loss carryforwards have no expiration date.

        On July 31, 1998, legislation was enacted that decreased the United Kingdom statutory income tax rate on companies by 1% with effect from April 1, 1999. In accordance with the provisions of SFAS No. 109, the assets and liabilities for deferred income taxes were adjusted to reflect the expected reversal of certain temporary differences at the lower income tax rate.

        The tax effect of the components included in accumulated other comprehensive income for the year ended December 31, 1999 was a benefit of (Pounds)3 million, for the period from formation through December 31, 1998 was a benefit of (Pounds)2 million, for the year ended March 31, 1998 was a benefit of (Pounds) 1 million and for the period from April 1, 1998 through May 18, 1998 was a benefit of (Pounds)1 million.

14.  Derivatives and Financial Instruments

        TXU Europe Limited is exposed to a number of different market risks including changes in gas and electricity prices, interest rates and foreign currency exchange rates. TXU Europe Limited has developed a control framework of policies and procedures to monitor and manage the exposures arising from volatility in these markets. To implement these policies and procedures, TXU Europe Limited enters into various derivative instruments primarily to reduce its exposure to fluctuations in electricity prices, gas prices, interest rates and foreign exchange rates for hedging purposes. Derivative financial instruments used by TXU Europe Limited include electricity contracts for differences, electricity forward agreements, gas swaps, interest rate swaps and forward rate agreements, and foreign
     exchange futures, swaps and forward purchase contracts.   Both the energy
     management and the treasury operations make use of these instruments, where such instruments are authorized for use.

        Electricity price risk management - TXU Europe Energy Trading engages in price risk management activities primarily for non-trading and, beginning in late 1999, for trading purposes.

        Non-trading Activities - Electricity forward contracts are primarily used by TXU Europe Limited to hedge its exposure to future fluctuations in electricity Pool prices. Almost all electricity generated in England and Wales must be sold to the wholesale electricity trading market in the UK
     (Pool), and electricity suppliers must likewise generally buy electricity from the Pool for resale to their customers.

        The contracts bought and sold are contracts for differences (CfDs) and electricity forward agreements (EFAs) that fix the price of electricity for an agreed quantity and duration by reference to an agreed strike price. EFAs are similar in nature to CfDs, except that they tend to last for shorter time periods and are based on standard industry terms rather than being individually negotiated. Long-term CfDs are in place to hedge a portion of the electricity to be purchased through 2009. The impact of changes in the market value of these contracts, which serve as hedges, is deferred until the related transaction is completed.

        TXU Europe Energy Trading has also entered into a number of agreements with third parties, under which it makes a variety of payments related to a notional capacity of plant, fuel consumption and operations in exchange for the receipt of revenues related to prevailing Pool prices for a notional output. Certain of these contracts are used for hedging purposes, and the impact of changes in the market value of the contracts is deferred until settlement occurs under the contract.

        The fair value of outstanding CfDs, EFAs and other contracts used for hedging purposes at December 31, 1999 and 1998 was (Pounds)76 million and (Pounds)61 million, respectively, calculated as the difference between the expected value of the CfDs, EFAs and other contracts and the current market value, based on an estimate of forward prices for the term of the CfD, EFA or other contract. At December 31, 1999, the outstanding notional quantity of all electricity commodity instruments under contracts held for non-trading purposes was 142 TWh of electricity for periods to 2010. The market for the CfDs and EFAs has not been liquid to date and there is no readily identifiable market through which the majority of CfDs or EFAs could

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     be realized through an exchange. No easily definable forward price curve exists for the duration and shape of the CfDs or EFAs that would be agreed generally.

        Trading Activities - In late 1999, TXU Europe Energy Trading began offering price risk management services to customers through a variety of financial and other instruments including CfDs, EFAs, contractual
     agreements and other forward contracts.   During 1999, net gains of
     (Pounds)23 million were recognized from trading electricity commodity
     contracts or other derivatives.   At December 31, 1999, the outstanding
     notional quantity of commodity instruments under contracts held for trading purposes was 118 TWh of electricity for periods to 2015. The fair value of such instruments at December 31, 1999 was (Pounds)10 million and the average fair value for the year ended December 31, 1999 was (Pounds)12 million.

        Gas price risk management - In the gas retail business, TXU Europe Limited sells fixed price contracts to customers and supplies the customer through a portfolio of gas purchase contracts and other wholesale contracts. The overall net exposure of TXU Europe Limited to the gas spot market is managed by using gas swaps and futures. At December 31, 1999 there were no gas swaps in place. During 1999, net gains of (Pounds)0.1 million were recognized from trading gas commodity contracts or other derivatives. At December 31, 1999, the outstanding notional contract quantity of gas commodity instruments held for trading purposes was 134 Bcf for periods to 2003. The fair value of such instruments at December 31, 1999 was (Pounds)5 million, and the average fair value for the year ended December 31, 1999 was (Pounds)2 million.

        Interest rate management - Interest rate swaps and forward rate agreements are entered into only for non-trading purposes and are used by TXU Europe Limited to convert between fixed rates and floating rates as required. Gains and losses from interest rate swaps and forward rate agreements are accrued over the contract period. At December 31, 1998, TXU Europe Limited held two interest rate swaps which convert (Pounds)100 million of the (Pounds)350 million 8.375% bonds due 2004 into floating rate debt. These swaps were cancelled in June 1999.

        At December 31, 1999, TXU Europe Limited had various interest rate swaps in effect with an aggregate notional amount of US$1.5 billion ((Pounds)921 million) that convert the fixed rate Senior Notes to floating rate based on LIBOR. These swaps mature on the dates of the underlying notes, have a weighted average pay rate of 6.82% and had a negative fair value of (Pounds)51.6 million at December 31, 1999. TXU Europe Limited also had various other interest rate swaps as required by the Sterling Credit Agreement and to hedge certain of its borrowings from a variable to a fixed rate. The aggregate notional amount of these interest rate swaps was (Pounds)800 million maturing in 2001 through 2008 with average fixed rates of 5.55% and 6.58% at December 31, 1999 and 1998, respectively.

        In addition, TXU Europe Limited has various other interest rate swaps on subsidiary borrowings and as a portfolio hedge with a notional amount of (Pounds)408 million to swap floating rate interest to fixed rates. These swaps mature in 2000 through 2008 and have a weighted average fixed rate of 6.47%.

        Forward rate agreements totaling (Pounds)531 million for a maximum duration of less than one year to swap floating rate deposits into fixed rates were outstanding at December 31, 1998. At December 31, 1999, there were approximately (Pounds)15 million in forward rate agreements outstanding which matured in the first few days of January 2000.

        Foreign currency risk management - TXU Europe Limited has exposure to foreign currency movements and uses derivative financial instruments that are entered into only for non-trading purposes to manage this exposure (principally on US$ denominated debt and investments in European countries). The instruments used are forward purchase contracts and swaps. The policy with regard to any such exposures is to match assets owned in foreign countries with borrowings in that same currency. Where there are firm commitments to purchase goods in a specific currency then forward contracts, options or swaps are used to fix the exchange rate. At December 31, 1998, there were US$ options outstanding of $10 million (at put rates of $1.57) and US$ options outstanding of $10 million (at call rates of $1.60). All of these contracts matured in the period ended March 31, 1999. There were no options outstanding at December 31, 1999. Foreign currency transaction losses for 1999 were (Pounds)8 million, and were less than (Pounds)1 million for the period

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     from formation through December 31, 1998, the period from April 1, 1998 through May 18, 1998 and the year ended March 31, 1998, respectively.

        TXU Europe Limited has entered into contracts to fix the exchange rate on the interest payments to be made under US$ denominated debt. For the $200 million 7.425% notes due 2017, TXU Europe Limited entered into a contract that sets the exchange rate between sterling and US$ at $1.605 over the life of the debt. For the $300 million 7.55% notes due 2027, TXU Europe Limited entered into a contract that sets the exchange rate between sterling and US$ at $1.625 over the life of the debt.

        In August 1999, TXU Europe Limited entered into a forward foreign currency contract to acquire US$200 million and US$300 million in October 2017 and October 2027, respectively, for approximately (Pounds)218 million to settle the principal amount of related debt. The difference between the forward rate and the spot rate at inception of the contract (a foreign currency gain of approximately (Pounds)92 million) will be amortized to income over the life of the contract.

        In connection with the May 1999 issuance of $1.5 billion of Senior Notes, TXU Europe Limited entered into currency swaps that in effect fixed the principal amount to be repaid in sterling ((Pounds)921million) at a weighted average exchange rate between sterling and US$ at $1.629.

        In November 1999, TXU Europe Limited entered into a gilt lock (foreign currency/interest rate) contract to hedge a notional amount of (Pounds)230 million on the anticipated issuance of a financing issue. The anticipated transaction did not close before December 31, 1999. The contract was ended in January 2000 and the resulting gain of approximately (Pounds)8 million has been deferred pending the outcome of the financing issue.

        Concentrations of credit risk - TXU Europe Limited's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, trade receivables and derivative contracts.

        TXU Europe Limited's trade receivables result primarily from its gas and electricity retail operations and reflect a broad customer base including industrial, commercial and residential customers.

        Credit risk relates to the risk of loss that TXU Europe Limited would incur as a result of non-performance by counterparties to their respective derivative instruments. TXU Europe Limited maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. TXU Europe Limited generally does not obtain collateral to support the agreements but establishes credit limits and monitors the financial viability of counterparties and believes its credit risk is minimal on these transactions. The extent of this exposure varies with the prevailing interest and currency rates and was not material throughout the period.

        Approximately 38% and 54% by volume of TXU Europe Limited's CfDs and EFAs traded in the periods ended December 31, 1999 and 1998, respectively, were contracted with two primary counterparties. The risk of loss to TXU Europe Limited arising from non-performance by these counterparties is considered unlikely.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Fair value of financial instruments - The carrying amounts and related estimated fair values of TXU Europe Limited's significant financial instruments were as follows:

                                                                           December  31, 1999      December 31, 1998
                                                                          --------------------    --------------------
                                                                           ((Pounds) million)     ((Pounds) million)
                                                                           Carrying     Fair      Carrying      Fair
                                                                            Amount     Value       Amount      Value
                                                                          ---------  ---------    ---------  ---------
On balance sheet assets (liabilities):
 Assets
  Other investments..............................................            520        520          233        233
  Cash and cash equivalents......................................            285        285          467        467
  Restricted cash................................................            740        740          717        717

 Liabilities
  Notes payable - banks (current)................................           (251)      (251)        (238)      (238)
  Note payable to TXU Corp.......................................              -          -         (682)      (682)
  Total long-term debt, excluding capital leases.................         (3,987)    (4,026)      (3,029)    (3,096)
  Short term loans on accounts receivable........................           (177)      (177)        (300)      (300)

Off balance sheets assets (liabilities):
  Interest rate swaps............................................              -        (51)           -        (31)
  Foreign currency exchange contracts............................              -        (23)           -        (18)
  Gas swaps......................................................              -          -            -         (2)
  CfDs, EFAs and other energy contracts..........................              -         86            -         61
   Financial guarantees and letters of credit....................              -       (271)           -       (186)

        The following methods and assumptions were used to determine the above fair values:

     (i) The fair value of other investments is estimated based on quoted market prices where available and other estimates.

     (ii) The carrying amounts of cash and cash equivalents, restricted cash, notes payable - banks, short term loans on accounts receivable and the notes payable to TXU approximate their fair values because of the short maturity of these instruments.

     (iii) The fair value of long term debt varies with market conditions and is estimated based on current rates for similar financial instruments offered to TXU Europe Limited.

     (iv) The fair value of the interest rate swaps is based on the cancellation value of each swap agreement independently calculated by reference to the forward sterling interest rate curve for the unexpired portion of the swap.

     (v) The fair value of foreign currency exchange contracts is based upon valuations provided by the counterparty.

     (vi) The fair value of the gas swaps is based on the net present value of discounted future cash flows in accordance with underlying gas forward curves.

     (vii) The fair value of the CfDs, EFAs and other energy contracts is based upon a discounted cash flow analysis using an estimate of forward prices in the Pool.

     (viii) The fair value of financial guarantees and letters of credit is based upon fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.  Regulation and Rates

        Prior to September 1998, TXU Europe Group had a license, or exclusive franchise, to sell electricity to all customers in its authorized distribution area that had an annual maximum demand of less than 100kW. Because this franchise market for electricity sales became fully deregulated in the period from September 1998 to May 1999, these customers now are referred to as ex-franchise customers. Deregulation of the franchise market allows TXU Europe Group to compete for ex-franchise customers outside its authorized distribution area. Other licensed electricity suppliers also can compete with TXU Europe Group for ex-franchise customers in TXU Europe Group's authorized distribution area. TXU Europe Group cannot predict the effect that increased competition due to the deregulation of the franchise market will have on its results of operations.

        The prices that the energy retail business can charge in the ex-franchise market are subject to a price control formula that sets a maximum price. On October 8, 1999, the Office of Gas and Electricity Markets (OFGEM) issued proposed price adjustments for the electricity supply businesses. The final report of OFGEM was issued at the end of November 1999, and accepted by TXU Europe Group in December 1999. The supply price adjustments become effective April 1, 2000. TXU Europe Group's directly controlled tariffs will be reduced by an average of 7.1% from April 1, 2000 as required by the new controls, giving rise to an estimated reduction in annual revenues of approximately (Pounds)15 million.

        In December 1999, following extensive consultation with the industry, the Director General of Electricity Supply (Director General) published new proposals for generation licenses in order to promote fair competition in the generation and trading of electricity. The proposals seek to ensure that generators with positions of significant market power who are able to exert an upward influence on wholesale prices ensure that their prices closely reflect their costs and that they do not take unfair advantage of any imperfections in the operation of wholesale markets. The Director General has proposed that these restrictions should cease one year after the introduction of the New Electricity Trading Arrangements (NETA). TXU Europe Limited has played an active part in these discussions and accepted the proposals on February 7, 2000. However, five generators rejected the proposals and the matter has been referred to the UK Competition Committee. TXU Europe Limited does not anticipate that these new proposals will have a material adverse effect on its revenues. The implementation of the NETA, scheduled for introduction on October 1, 2000, is also likely to lead to a number of modifications to generation, distribution and retail electricity licenses.

        The networks business primarily consists of TXU Europe Group's electricity distribution business in the UK. The networks business has been a predictable source of operating income and cash flow and, historically, the growth in units of electricity distributed has generally matched increases in the gross domestic product for the UK. The rates charged by the networks business in the UK are regulated by a distribution price control formula. This formula is subject to periodic review and adjustments. Two distribution price control reviews by OFGEM in 1994 and 1995 established the current distribution price control formula. In his draft proposals for the distribution price control review, which were released in August 1999, adjusted in October 1999 and published in final form on December 2, 1999, the regulator proposed a substantial decrease in distribution prices charged by the networks business in its service territory. The final proposals for Eastern Electricity incorporated an initial reduction in allowed revenues for regulated units of 28% from April 1, 2000 with further annual reductions of 3% per year for the next four years, adjusted for inflation. The allowed revenues will be calculated from a formula to be provided by OFGEM in the near future. However, TXU Europe Limited and TXU Europe Group estimate that the effect on revenues will be a reduction of about (Pounds)73 million for the year ending December 31, 2000 and about (Pounds)100 million for the year ending December 31, 2001. The net impact on TXU Europe Limited is less than these reductions, as a portion of the reduction is a pass through of costs to the energy retail business.

16.  Commitments

        TXU Europe Limited's investment in Svartisen (the offtake generated by water rights in hydro-electric power plants in Norway) requires coverage of approximately 31.2% of the costs incurred in relation to the operation of the power plant, as well as a portion of the maintenance costs, property tax, and feeding costs

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     (defined as fixed charges such as connection and capacity charges and volume related charges such as an energy charge) for 55 years, beginning in 1998. The electricity generated from the hydro-electric plants will be sold into the Norwegian power pool, from which TXU Europe Limited will receive income.

        Gas take-or-pay contracts - TXU Europe Limited is party to various types of contracts for the purchase of gas. Almost all include "take-or-pay" obligations under which the buyer agrees to pay for a minimum quantity of gas in a year. In order to help meet the expected needs of its wholesale and retail customers, TXU Europe Limited has entered into a range of gas purchase contracts. As at December 31, 1999, the commitments under long-term gas purchase contracts amounted to an estimated (Pounds)1.1 billion covering periods up to 15 years forward. Management does not consider it likely, on the basis of TXU Europe Limited's current expectations of demand from its customers that any material payments will become due for gas not taken.

        Coal contracts - In November 1998, TXU Europe Limited agreed to two coal purchase agreements with a supplier, supplementing the 12 million tons TXU Europe Limited had previously contracted to take from said supplier between 1998 and 2001. The first agreement is for 25 million tons in total between 1998 and 2003. The second agreement is for 21 million tons in total between 2003 and 2009. Total committed purchases under these contracts were approximately (Pounds)1.3 billion at December 31, 1999.

        Capacity payments and guarantee - TXU Europe Energy Trading has several contracts requiring the payment of annual capacity fees. Under the terms of these contracts, TXU Europe Energy Trading will pay (subject to contract terms) an annual capacity fee of (Pounds)215 million in 2000, (Pounds)229 million in 2001, (Pounds)232 million in 2002, (Pounds)248 million in 2003, (Pounds)248 million in 2004 and (Pounds)1,491million thereafter. In addition, TXU Europe Group will provide a (Pounds)200 million guarantee (declining over time) representing approximately one year's capacity payment, with the counterparty providing a (Pounds)20 million guarantee.

        Rental commitments - The future minimum rental commitments under non-cancelable operating leases were as follows:

                                                     December 31,
                                                  ------------------
                                                  ((Pounds) million)

     2000....................................             33
     2001....................................             32
     2002....................................             34
     2003....................................             30
     2004....................................             28
     Thereafter..............................              -
                                                  ------------------
     Total...................................            157
                                                  ==================

        The operating lease commitments relate to coal-fired power stations. Additional variable payments of approximately (Pounds)6 per megawatt hour (indexed to 1996 prices) linked to output levels from these stations are payable through 2000, the first four years of the lease agreement, by TXU Europe Limited.

        Rental expense for operating leases amounted to (Pounds)23 million and (Pounds)16 million for the periods ended December 31, 1999 and 1998, respectively. Rental expense for operating leases during the periods ended December 31, 1999 and 1998 includes (Pounds)17 million and (Pounds)10 million, respectively, of minimum lease payments and (Pounds)6 million and (Pounds)6 million, respectively, of variable lease payments. For the period ended May 18, 1998, operating lease rental expense was (Pounds)10 million, including (Pounds)6 million of minimum lease payments and (Pounds)4 million of variable payments. For the year ended March 31, 1998, operating lease rental expense was (Pounds)77 million, including (Pounds)42 million of minimum lease payments and (Pounds)35 million of variable payments.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Other - TXU Europe Group received government consent to build a 215 megawatt (MW) combined heat and power plant for which there is a commitment of (Pounds)117 million, most of which falls due in 2001. Estimated capital expenditure on environmental control facilities is (Pounds)43 million in 2000, (Pounds)50 million in 2001, (Pounds)40 million in 2002, and (Pounds)35 million in 2003.

17.   Contingencies

        TXU Europe Limited is subject to business risks that are actively managed to limit exposures.

        In February 1997, the official government representative of pensioners (Pensions Ombudsman) made a final determination against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme (ESPS) relating to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. These determinations were set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal and judgment was received. The judgment endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid has made an appeal to the House of Lords, although the case is not likely to be heard until the fourth quarter of 2000. If a similar complaint were to be made against TXU Europe Group in relation to its use of actuarial surplus in its section of the ESPS, it would vigorously defend the action, ultimately through the courts. However, if a determination were finally to be made against it and upheld by the courts, TXU Europe Group could have a potential liability to repay to its section of the ESPS an amount estimated by TXU Europe Group to be up to (Pounds)45 million , exclusive of any future applicable interest charges.

        On January 25, 1999, the Hindustan Development Corporation issued proceedings in the Arbitral Tribunal in Delhi, India against TEG claiming damages of (Pounds)255 million for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. TXU Europe Limited is vigorously defending this claim.

        In November 1998, five complaints were filed in the High Court of Justice in London, Queens Bench Division, Commercial Court, against subsidiaries of TXU Europe Group by five of their former sales agencies. The agencies claim a total (Pounds)104 million arising from the summary termination for the claimed fundamental breach of their respective contracts in April 1998. The five agencies are claiming damages for failure to give reasonable notice and for compensation under the UK Commercial Agents Regulations 1994. These actions are all being defended strenuously, and counterclaims have been filed. TXU Europe Group cannot predict the outcome of these claims and counterclaims.

        General - In addition to the above, TXU Europe Limited and its subsidiaries are involved in various legal and administrative proceedings arising in the ordinary course of its business. TXU Europe Limited believes that all such lawsuits and resulting claims would not have a material effect on its financial position, results of operations or cash flows.

        Financial guarantees - TEG has guaranteed up to (Pounds)68 million at December 31, 1999 of certain liabilities that may be incurred and payable by the purchasers of its US and Australian coal business and US Energy marketing operations sold in 1998 (Peabody Sale) with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

        TEG entered into various guarantees of obligations of affiliates of its former subsidiary Citizens Power LLC, arising under power purchase agreements and note purchase agreements in connection with various Citizens Power energy restructuring projects, as well as various indemnity agreements in connection with such projects. TXU Europe Limited and TEG continue to be either the guarantor or the indemnifying party, as the case may be, under these various agreements.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        As a consequence of a restructuring whereby a subsidiary of TXU Acquisitions transferred TXU Europe Group to another wholly-owned subsidiary of TXU Acquisitions, TXU Europe Limited and certain other affiliated UK subsidiaries of TXU Corp. may be required to make certain adjustments to the guarantees, which the Directors of TXU Europe Limited do not currently expect to have a material adverse impact on TXU Europe Limited.

18.  Segments

        TXU Europe Limited has two major businesses, energy and networks, which are comprised of three reportable operating business segments.

        The segments have been identified on the basis of the underlying nature of the business and its customer base and the different product or services offered. They are managed separately because each business requires different strategies and the corresponding necessary skill sets, e.g., engineering, portfolio management and customer services.

        The energy retail business segment provides electricity and gas to UK residential, industrial and commercial customers. It also has commenced retailing joint ventures in continental Europe. The energy management and generation business segment manages an integrated portfolio of contracts and physical gas and generation assets. The contracts include supplying the energy retail business with electricity and gas as well as contracts with third party energy retailers, traders and wholesalers. The networks business segment owns and manages the electricity distribution system, and its principal customer base is energy retail and other electricity suppliers. The other category consists of two other businesses, metering and telecoms, which fall below the quantitative thresholds for determining reportable segments. The metering business is expected to be sold in 2000, and the telecoms business was sold in 1998. Revenues billed by energy retail for the other segments are presented as revenues of the other segments. TXU Europe Limited accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

        As set out below, contribution for each segment is defined as operating profit on a UK GAAP basis before exceptional and extraordinary items, but after a notional charge for the cost of capital. Capital/investment expenditure includes all items of capital and investment expenditures including European equity investments, but excludes proceeds on the sale of investments. The cost of capital is calculated as 0.5% per month on working capital and is eliminated on consolidation. Overhead costs, such as those incurred by the headquarters office and core costs related to information technology, are not allocated among the segments.

                                           Energy
                                         Management
                                Energy       And       Total              All       Eliminations/
                                Retail   Generation   Energy   Networks  Other     Reconciliations    Consolidated
                                -------  -----------  -------  --------  ------  -------------------  -------------
                                                                ((Pounds) million)
Trade Revenues
           1999                  1,548        1,759    3,307        428     18                 -             3,753
           Dec-98                1,036          845    1,881        253     31                 -             2,165
           May-98                  205          165      370         53      2                 -               425
           Mar-98                1,655        1,337    2,992        414     69                 -             3,475


Contribution (a)
           1999                    (40)         330      290        175      4                82 (b)           551
           Dec-98                  (13)         121      108        100     18               134 (c)           360
           May-98                   (5)         (13)     (18)        21     (3)              (10)(d)           (10)
           Mar-98                  (52)         180      128        189      -               (40)(e)           277

Capital /Investment
 Expenditures
           1999                     10          423      433        114      3               140               690
           Dec-98                   21           61       82         82     17               214               395
           May-98                    6            6       12         31     35                 -                78
           Mar-98                   42           44       86        120     32                26               264

     Periods covered:
     1999 =  Year ended December 31, 1999
     Dec-98 = Period from formation through December 31, 1998
     May-98= Period from April 1, 1998 through May 18, 1998
     Mar-98 = Year ended March 31, 1998

     (a) Contribution is defined as operating and other income after a nominal charge for the cost of capital. The following is a reconciliation of contribution to amounts reflected in the income statement:

                                                                           Period from    Period from
                                                               Year         Formation    April 1, 1998      Year
                                                               Ended         Through        Through        Ended
                                                           December 31,   December 31,      May 18,      March 31,
                                                               1999           1998            1998          1998
                                                           -------------  -------------  --------------  ----------
                                                                             ((Pounds) millions)
Total Contribution by segments...........................           469            226               -         317
                                                           -------------  -------------  --------------  ----------
UK GAAP items in management reports:
 Cost of capital elimination.............................           141             86              17         125
 Unallocated corporate costs.............................           (72)           (17)            (28)        (11)

Other Adjustments and Reconciling Items:
 Purchase accounting and US GAAP adjustments.............           101             57               -         (70)
 Unallocated contract costs..............................           (89)             -               -         (68)
 Unallocated restructuring costs.........................           (11)           (22)              -         (20)
 Unallocated investment income...........................            12             30               1           4
                                                           -------------  -------------  --------------  ----------
 Total reconciling items.................................            82(b)         134(c)          (10)(d)     (40)(e)
                                                           -------------  -------------  --------------  ----------
Income before interest, income taxes and minority
 interest................................................           551            360             (10)        277
                                                           =============  =============  ==============  ==========

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Other information required to be disclosed by SFAS No. 131 is not presented because it is not readily available for presentation, and TXU Europe Limited would incur excessive costs to develop such information.

        The accounting policies for the segments are the same as those described in the summary of significant accounting policies. The management of TXU Europe Limited evaluates performance based on contribution, before US GAAP and purchase accounting adjustments.

        Revenues are attributed to countries based on location of customers. There are no revenues for transactions with a single external customer that are 10% or more of TXU Europe Limited's revenue. The Pool is not considered by TXU Europe Limited to be an external customer, as all electricity generated is sold into the Pool and is subsequently repurchased from the Pool for resale.



                                                    Period from formation      Period from April 1,
                                   Year Ended              through                 1998 through          Year Ended March 31,
                                December 31, 1999     December 31, 1998            May 18, 1998                  1998
                                ------------------  -----------------------    ----------------------    ----------------------
-----------------------------                                         ((Pounds) million)
           Revenues
-----------------------------
UK                                          3,691                     2,150                       422                     3,447
Other countries                                62                        15                         3                        28
                                ------------------  -----------------------    ----------------------    ----------------------
Total                                       3,753                     2,165                       425                     3,475
                                ==================  =======================    ======================    ======================




                            December 31, 1999            December 31, 1998
                            -----------------            -----------------
-------------------                       ((Pounds) million)
 Long-lived assets
-------------------
United Kingdom                       2,656                       2,606
Other countries                         62                          70
                            -----------------            -----------------
Total                                2,718                       2,676
                            =================            =================

19.  Quarterly Financial Information - (Unaudited)

        In the opinion of TXU Europe Limited, for the information below includes all adjustments (constituting only normal recurring accruals) necessary to a fair statement of such amounts.

                                                                                                      Consolidated Net
                                              Operating Revenues         Operating Income               Income (loss)
                                           ------------------------   -----------------------    ------------------------------
Quarter Ended                                 1999          1998*        1999        1998*          1999             1998*
                                           -----------   ----------   ----------   ----------    ------------     -------------
                                                                         ((Pounds) million)
March 31                                        1,173            -          168            -              57                 -
June 30                                           813          326          120           32              19                10
September 30                                      700          613           66           21              (5)              (35)
December 31                                     1,067        1,226          189          261              67               102
                                           -----------   ----------   ----------   ----------    ------------     -------------
                                                3,753        2,165          543          314             138                77
                                           ===========   ==========   ==========   ==========    ============     =============


* Period from formation through December 31, 1998.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.  Miscellaneous

       Other income - Net - Consists of the following for the periods indicated:


                                                                         Period From       Period From
                                                                           Formation       April 1, 1998
                                                         Year Ended         Through           Through           Year Ended
                                                          December         December 31,       May 18,            March 31,
                                                          31, 1999            1998              1998               1998
                                                        -------------    --------------    ----------------    --------------
                                                                               ((Pounds) million)
Dividends from cost investments...................                 9                 5                   -                 5
Gain on the sale of Eastern Group Telecoms........                 -                13                   -                 -
Foreign currency transaction loss.................                (8)                -                   -                 -
Dividends from marketable securities..............                 2                26                   -                 4
Other.............................................                 5                 -                   1                 1
Undistributed equity in earnings of TEG...........                 -                 2                   -                 -
                                                        -------------    --------------    ----------------    --------------
     Total........................................                 8                46                   1                10
                                                        =============    ==============    ================    ==============



        Accounts receivable - A provision for uncollectible accounts of (Pounds)17 million and (Pounds)11 million was recorded during the year ended December 31, 1999 and the period from formation through December 31, 1998, respectively. TXU Europe Limited did not realize any material recoveries during those periods. TXU Europe Limited wrote-off accounts receivable of (Pounds)18 million and (Pounds)3 million during the year ended December 31, 1999 and the period from formation through December 31, 1998, respectively. A provision for uncollectible accounts of (Pounds)11 million and (Pounds)2 million was recorded during the year ended March 31, 1998 and the period from April 1, 1998 through May 18, 1998, respectively. TXU Europe Limited did not realize any material recoveries during the year ended March 31, 1998 or the period from April 1, 1998 through May 18, 1998. TXU Europe Limited wrote-off accounts receivable of (Pounds)10 million and (Pounds)1 million during the year ended March 31, 1998 and the period from April 1, 1998 through May 18, 1998, respectively.


21.  Subsequent Events - (Unaudited)

        On December 15, 1999, TXU Europe Limited commenced a (Euro)2.0 billion Euro Medium Term Note (EMTN) program. Under the EMTN program, TXU Europe Limited may from time to time issue notes on a continuing basis to one or more dealers in a principal outstanding amount not exceeding (Euro)2.0 billion. As of December 31, 1999, no notes had been issued under this program. However, in March 2000, (Pounds)225 million of 7.25% Sterling Eurobonds due March 8, 2030, were issued. On the same day, an interest rate swap was entered into that converts the interest on the new Sterling Eurobond to a variable rate based on LIBOR for the first five years. The effective interest rate after the swap was 5.862%. Also in March 2000, a financing subsidiary of TXU Europe Limited issued US$150 million ((Pounds)93 million) of 9 3/4% Trust Originated Preferred Securities.

        On March 1, 2000, TXU Europe Power acquired Nedalo BV for (Pounds)4.5 million, including the remaining 25% of Nedalo (UK) Limited it did not already own. Nedalo BV is a leading manufacturer of small scale combined heat and power plant, with sales across Europe and in the USA, and has approximately 28% of this market.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        On March 13, 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe Limited, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica Del Cantabrico, SA (Hidrocantabrico) that TXU Europe Limited does not currently own. Hidrocantabrico is a vertically integrated Spanish energy company. The offer is subject to a number of conditions, including, among others, authorization by the CNMV, or Spanish Securities Exchange, approved by European Union competition authorities and TXU Europe acquiring sufficient shares such that it would hold at least 51% of Hidrocantabrico after the transaction is completed. The transaction is expected to close in the second quarter of 2000.

        TXU Europe Espana's offer of (Euro)21.25 per share values the equity of Hidrocantabrico at (Euro)2.4 billion ($2.3 billion). If the offer becomes unconditional, TXU Europe Limited intends to finance the acquisition through bank borrowings and the issuance of preferred securities to its parent company, TXU International Holdings. TXU International Holdings intends to finance the purchase of the TXU Europe Limited preferred securities through bank borrowings guaranteed by TXU Corp.

                                                                      APPENDIX B
                              TXU EUROPE LIMITED
                          Exhibits to 1999 Form 10-K

                  Previously Filed*
            -------------------------------
 Exhibit    With File Number     As Exhibit
---------   ----------------     ----------
3(a)           333-82307           3(a)        -     Memorandum of Association of TXU Eastern Funding Company.
            and 333-82307-1

3(b)           333-82307           3(b)        -     Articles of Association of TXU Eastern Funding Company.
            and 333-82307-1

3(c)           333-82307           3(c)        -     Memorandum of Association of TXU Europe Limited.
            and 333-82307-1

3(d)           333-82307           3(d)        -     New Articles of Association of TXU Europe Limited.
            and 333-82307-1

4(a)           333-82307           4(a)        -     Indenture (For Unsecured Debt Securities) dated May 1, 1999.
            and 333-82307-1

4(b)           333-82307           4(b)        -     Officer's Certificate establishing 6.15% senior notes due May
            and 333-82307-1                          15, 2002 and 6.15% exchange senior notes due May 15, 2002, with the forms of notes attached thereto.

4(c)           333-82307           4(c)        -     Officer's Certificate establishing 6.45% senior notes due May
            and 333-82307-1                          15, 2005 and 6.45% exchange senior notes due May 15, 2005, with the forms of notes attached thereto.

4(d)           333-82307           4(d)        -     Officer's Certificate establishing 6.75% senior notes due May
            and 333-82307-1                          15, 2009 and 6.75% exchange senior notes due May 15, 2009 with the forms of notes attached thereto.

4(e)           333-82307           4(f)        -     Deposit Agreement with respect to the senior notes and the
            and 333-82307-1                          exchange senior notes.

4(f)           1-12833            4(rrr)       -     Amended and Restated Trust Agreement, dated as of March 2,
            Form 10-K (1999)                         2000, among TXU Business Services Company, TXU Europe Limited,
                                                     TXU Europe CP, Inc., and The Bank of New York, The Bank of New
                                                     York (Delaware), and the Administrative Trustees of TXU Europe
                                                     Capital I.

4(g)           1-12833            4(sss)       -     Amended and Restated Partnership Agreement of Limited
            Form 10-K (1999)                         Partnership, dated as of March 2, 2000, of TXU Europe
                                                     Funding I, L.P.

4(h)           1-12833            4(ttt)       -     Preferred Trust Securities Guarantee, dated as of March 2,
            Form 10-K (1999)                         2000, between TXU Europe Limited and The Bank of New York.

4(i)           1-12833            4(uuu)       -     Preferred Partnership Securities Guarantee, dated as of March
            Form 10-K (1999)                          2, 2000, between TXU Europe Limited and The Bank of New York.

4(j)           1-12833            4(vvv)       -     Indenture (for Unsecured Subordinated Debt Securities), dated
            Form 10-K (1999)                         as of March 2, 2000, among Funding, TXU Europe Limited and The
                                                     Bank of New York.

4(k)           1-12833            4(www)       -     Officer's certificate, dated as of March 2, 2000,
            Form 10-K (1999)                         establishing the terms of the 9 3/4% Junior Subordinated
                                                     Deferrable Interest Debentures, Series A, due March 2, 2020, of
                                                     Funding.

4(l)           1-12833            4(xxx)       -     Deposit Agreement, dated as of March 2, 2000, between The
            Form 10-K (1999)                         Bank of New York and Funding.


                  Previously Filed*
            -------------------------------
 Exhibit    With File Number     As Exhibit
---------   ----------------     ----------
4(m)           1-12833            4(yyy)       -     Indenture (for Unsecured Subordinated Debt Securities) dated
            Form 10-K (1999)                         as of March 2, 2000, among TXU Europe Group, TXU Europe Limited and The Bank of New York.

4(n)           1-12833            4(zzz)       -     Officer's Certificate, dated as of March 2, 2000,
            Form 10-K (1999)                         establishing the terms of the 9 3/4% Junior Subordinated
                                                     Deferrable Interest Debentures, Series A, due March 2, 2020 of
                                                     TXU Europe Group.

4(o)           1-12833             4(A)        -     Deposit Agreement, dated as of March 2, 2020, between The
            Form 10-K (1999)                         Bank of New York TXU Europe Group plc.

4(p)         333-8008 and         4.1          -     Indenture, dated as of October 16, 1997, among Energy Group
              333-8008-1                             Overseas B.V. (EGO), The Energy Group PLC and The Bank of New
                                                     York, as Trustee.

4(q)         333-8008 and          4.2         -     Form of 7.375% Series B Guaranteed note of EGO due 2017.
              333-8008-1

4(r)         333-8008 and          4.3         -     Form of 7.500% Series B Guaranteed note of EGO due 2027.
              333-8008-1

4(s)           1-12833             4(B)        -     Trust Deed relating to a (Pounds)2,000,000,000 Euro Medium
            Form 10-K (1999)                         Term Note Programme (EMTN Program) between Funding, TXU Europe
                                                     Limited and the Law Debenture Trust Corporation, dated December
                                                     15, 1999.

4(t)           1-12833             4(C)        -     Pricing Supplement with respect to (Pounds)225,000,000 7.25%
            Form 10-K (1999)                         Notes due 2030 issued pursuant to the EMTN Program.

10(a)          1-12833            10(a)        -     Facilities Agreement for (Pounds)1,275,000, Credit
              Form 10-Q                              Facilities, dated March 24, 1999, among TXU Europe Limited, TXU
            (Quarter ended                            Finance (No. 2) Limited, TXU Acquisitions Limited, Chase
            March 31, 1999)                           Manhattan Bank plc, Lehman Brothers International (Europe),
                                                      Merrill Lynch Capital Corporation and the other banks named therein.

10(b)         1-12833             99(a)        -     Facility Agreement for (Pounds)250,000,000 Revolving Credit
             Form 10-Q                               Facility, dated May 21, 1998, among Eastern Electricity plc
            (Quarter ended                           (EE), and Chase Manhattan plc, Lehman Brothers International and
            September 30,                            Merrill Lynch Capital Corporation as Joint Lead Arrangers, and
               1998)                                 The Chase Manhattan Bank, Lehman Commercial Paper Inc. and
                                                     Merrill Lynch Capital Corporation as Underwriters.

10(c)           1-14576            3.10        -     Deed of Assignment of Rents, dated as of October 28, 1996,
            Form 20-F, dated                          among EMPL (EMPL), Eastern Group Finance Limited, Barclays Bank
            January 27, 1997                          PLC (as agent) and the banks listed therein.

10(d)          1-14576            3.12         -     Guarantee and Indemnity Deed, dated as of October 28, 1996,
            Form 20-F, dated                         among Eastern Group, Eastern Generation Limited (EGL), EE,
            January 27, 1997                         Barclays Bank PLC, Barclays De Zoete Wedd Limited, and the other banks listed therein.

10(e)         333-82307           10(f)-2      -     Amendment dated July 17, 1998 to the Guarantee and Indemnity
            and 333-82307-1                          Deed, dated as of October 28, 1996, among Eastern, EGL, EE,
                                                     Barclays Bank PLC, Barclays De Zoete Wedd Limited, and the other banks listed therein.

10(f)         333-82307           10(f)-3      -     Amendment dated March 11, 1999 to the Guarantee and Indemnity
            and 333-82307-1                          Deed dated as of October 28, 1996 (as amended and restated on
                                                     July 17, 1998), among Eastern Group, EGL, EE, Barclays Bank PLC,
                                                     Barclays De Zoete Wedd Limited, and the other banks listed therein.

                  Previously Filed*
            -------------------------------
 Exhibit    With File Number     As Exhibit
---------   ----------------     ----------
10(g)           1-14576            3.11        -     Standby Credit Facility Agreement, dated as of October 28,
            Form 20-F, dated                         1996, among EMPL and Eastern Merchant Generation Limited (EMGL)
            January 27, 1997                         (as borrowers), Eastern Group and EGL (as guarantors), EE, The
                                                     Industrial Bank of Japan, Limited (as arranger and agent), The
                                                     Bank of Nova Scotia, the Dai-ichi Kangyo Bank, Limited, The
                                                     Royal Bank of Scotland plc and Societe Generale (as
                                                     co-arrangers), and the financial institutions listed therein.

10(h)         333-82307           10(g)-1      -     Supplemental Agreement dated July 17, 1998 to the Standby
            and 333-82307-1                          Credit Facility dated October 28, 1996 among EMPL and EMGL (as borrowers), Eastern and EGL (as guarantors), EE, Barclays
                                                     Capital and The Royal Bank of Scotland plc (as arrangers), The
                                                     Bank of Nova Scotia, Bayerische Landesbank Girozentrale, The
                                                     Dai-Ichi Kangyo Bank, Limited, Den Danske Bank Aktieselskab,
                                                     Nationsbank, N.A., Royal Bank of Canada Europe Limited, The
                                                     Toronto-Dominion Bank and Westdeutsche Landesbank Girozentrale
                                                     (as co-arrangers), The Royal Bank of Scotland plc (as agent), and the financial institutions listed therein.

10(i)         333-82307           10(g)-2      -     Amendment dated March 11, 1999 to the Supplemental Agreement
            and 333-82307-1                          dated July 17, 1998 to the Standby Credit Facility dated October
                                                     28, 1996 among EMPL and EMGL (as borrowers), Eastern and EGL (as guarantors), EE, Barclays Capital and The Royal Bank of Scotland
                                                     plc (as arrangers), The Bank of Nova Scotia, Bayerische
                                                     Landesbank Girozentrale, The Dai-Ichi Kangyo Bank, Limited, Den
                                                     Danske Bank Aktieselskab, Nationsbank, N.A., Royal Bank of
                                                     Canada Europe Limited, The Toronto-Dominion Bank and
                                                     Westdeutsche Landesbank Girozentrale (as co-arrangers), The
                                                     Royal Bank of Scotland plc (as agent), and the financial
                                                     institutions listed therein.

10(j)          333-82307          10(h)        -     Pooling and Settlement Agreement dated 30 March 1990, as
            and 333-82307-1                          amended as of 15 April 1999, among EE, National Grid Company plc and other parties.

10(k)          333-82307          10(i)        -     Master Connection and Use of System Agreement dated as of 30
            and 333-82307-1                          March 1990 among the National Grid Company plc and its users
                                                     (including EE).

10(l)          333-82307          10(j)        -     Lease of land and premises known as West Burton, Ironbridge
            and 333-82307-1                          and Rugeley B Power Stations dated 27 June  1996 from National
                                                     Power PLC to EMPL and Eastern.

10(m)          333-82307          10(k)        -     Sublease of land and premises known as West Burton,
            and 333-82307-1                          Ironbridge and Rugeley B Power Stations dated 27 June  1996 from
                                                     EMPL to EMGL and Eastern.

10(n)          333-82307          10(l)        -     Lease of commercial premises at High Marnham, Newark,
            and 333-82307-1                          Nottinghamshire dated 2 July 1996 between PowerGen plc and EMPL.

10(o)          333-82307          10(m)        -     Underlease of commercial premises at High Marnham, Newark,
            and 333-82307-1                          Nottinghamshire dated 2 July 1996 between EMPL and EMGL.

10(p)          333-82307          10(n)        -     Lease of commercial premises at Drakelow, Burton-on-Trent,
            and 333-82307-1                          Staffordshire dated 2 July 1996 between PowerGen plc and EMPL.


                  Previously Filed*
            -------------------------------
 Exhibit    With File Number     As Exhibit
---------   ----------------     ----------
10(q)          333-82307          10(o)        -     Underlease of commercial premises at Drakelow,
            and 333-82307-1                          Burton-on-Trent, Staffordshire dated 2 July 1996 between EMPL and EMGL.

12(a)                                          -     Computation of Ratio of Earnings to Fixed Charges for TXU
                                                     Europe Limited (formerly TXU Eastern Holdings Limited) for the year ended  December 31, 1999, and the period from formation through December 31, 1998.
12(b)          333-82307          12(b)        -     Computation of Ratio of Earnings to Fixed Charges Charges for
            and 333-82307-1                          TXU Europe Group plc and Subsidiaries (formerly Eastern Group plc and Subsidiaries) (US GAAP basis).

16                                             -     Letter re: change in certifying accountant.

27                                             -     Financial Data Schedule.


                    *    Incorporated herein by reference.