Form 10-Q
period 2000-03-31
TXU EUROPE LTD
filed 2000-05-15
CIK 1088691

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                          --------------------------


                                   FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                    -- OR --
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  --------------------------------------------


                               TXU Europe Limited


   Incorporated under the
  Laws of England and Wales                      I.R.S. Employer Identification
Commission File Number  001 - 15709                      No. 98-0188080



         The Adelphi, 1-11 John Adam Street, London, England WC2N 6HT
                              011-44-207-879-8081



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Common Stock outstanding at May 11, 2000 - 2,455,705,299 shares, at US$1 par value, and 100 deferred shares, at (Pounds)1 par value.

TABLE OF CONTENTS
-------------------------------------------------------------------------------

Part I. Financial Information                                                                        Page
                                                                                                     ----
       Item 1.  Financial Statements

                Condensed Statements of Consolidated Income -
                Three Months Ended March 31, 2000 and 1999...........................................   2

                Condensed Statements of Consolidated Comprehensive Income -
                Three Months Ended March 31, 2000 and 1999...........................................   3

                Condensed Statements of Consolidated Cash Flows -
                Three Months Ended March 31, 2000 and 1999...........................................   4

                Condensed Consolidated Balance Sheets -
                March 31, 2000 and December 31, 1999.................................................   5

                Notes to Financial Statements........................................................   7


       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations............................................................  12

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................  17

Part II. Other Information

       Item 6.  Exhibits and Reports on Form 8-K.....................................................  17

Signatures...........................................................................................  18


                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)



                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                        ------------------------
                                                                                          2000            1999
                                                                                        --------        --------
                                                                                            ((Pounds) million)
OPERATING REVENUES                                                                        1,151           1,173
                                                                                        --------        --------
OPERATING EXPENSES
  Energy purchased for resale and fuel consumed                                             763             798
  Operation and maintenance                                                                 177             147
  Depreciation and other amortization                                                        43              39
  Goodwill amortization                                                                      22              21
                                                                                        --------        --------
   Total operating expenses                                                               1,005           1,005
                                                                                        --------        --------
OPERATING INCOME                                                                            146             168

OTHER INCOME  - NET                                                                           1               1
                                                                                        --------        --------
INCOME BEFORE INTEREST, INCOME TAXES AND MINORITY                                           147             169
 INTEREST

INTEREST INCOME                                                                              16              15

INTEREST EXPENSE                                                                             89              87

DISTRIBUTIONS ON PREFERRED SECURITIES OF                                                      1               -
 SUBSIDIARY TRUST
                                                                                        --------        --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                             73              97

INCOME TAX EXPENSE                                                                           33              30
                                                                                        --------        --------
INCOME BEFORE MINORITY INTEREST                                                              40              67

MINORITY INTEREST                                                                             7              10
                                                                                        --------        --------
NET INCOME                                                                                   33              57
                                                                                        ========        ========


See Notes to Financial Statements.

                      TXU EUROPE LIMITED AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                  (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                        2000             1999
                                                       ------           ------
                                                           ((Pounds) million)

NET INCOME                                               33               57

OTHER COMPREHENSIVE INCOME (LOSS) -
      Net change during period, net of tax effects:
      Unrealized holding gains (losses) on               34               (3)
       investments classified as available for sale
      Currency translation adjustments                   (1)               -
                                                       ------           ------
COMPREHENSIVE INCOME                                     66               54
                                                       ======           ======



See Notes to Financial Statements.

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)


                                                                              Three Months Ended March 31,
                                                                             ------------------------------
                                                                               2000                  1999
                                                                             -------                -------
                                                                                   ((Pounds) million)
OPERATING ACTIVITIES
  Net income                                                                     33                     57
  Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization                                               65                     60
     Deferred income taxes                                                       13                      2
     Minority interest                                                            7                     10
     Changes in operating assets and liabilities                                 65                   (109)
     Other                                                                      (12)                    10
                                                                             -------                -------
       Cash provided by operating activities                                    171                     30
                                                                             -------                -------
INVESTING ACTIVITIES
     Capital expenditures                                                       (46)                   (49)
     Investments                                                                 (3)                   (61)
     Other                                                                        -                      3
                                                                             -------                -------
       Cash used in investing activities                                        (49)                  (107)
                                                                             -------                -------

FINANCING ACTIVITIES

  Net borrowings under the:
     Sterling credit facility - Term loan                                         -                    750
     Sterling credit facility - Tranche B                                        26                    233
     EMTN Note                                                                  225                      -
     Other long-term debt                                                        29                    103
  Issuance of preferred securities of subsidiary trust                           94                      -
  Retirements of:
     Acquisition facility                                                         -                   (750)
     Sterling credit facility - Tranche B                                      (105)                     -
     Other long-term debt                                                      (142)                  (128)
  Change in notes payable - banks                                                 7                   (177)
  Change in other short-term loans                                              (46)                     -
  Other                                                                          (3)                     -
  Debt financing costs                                                           (5)                    (6)
                                                                             -------                -------
       Cash provided by financing activities                                     80                     25
                                                                             -------                -------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                             -                     (1)
                                                                             -------                -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         202                    (53)
                                                                             -------                -------
CASH AND CASH EQUIVALENTS - BEGINNING BALANCE                                   285                    467
                                                                             -------                -------
CASH AND CASH EQUIVALENTS - ENDING BALANCE                                      487                    414
                                                                             =======                =======


See Notes to Financial Statements.

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                            March 31,
                                                                                              2000             December 31,
                                                                                           (unaudited)             1999
                                                                                          -------------       --------------
                                                                                                 ((Pounds) million)

PROPERTY, PLANT AND EQUIPMENT, (net of accumulated depreciation: 2000 -
  (Pounds)299 million; 1999 - (Pounds)262 million)                                            2,706                 2,718
                                                                                          -------------       --------------
INVESTMENTS
  Goodwill (net of accumulated amortization: 2000 - (Pounds)160 million;
    1999 - (Pounds)138 million)                                                               3,400                 3,422
  Restricted cash                                                                               743                   740
  Other                                                                                         553                   520
                                                                                          -------------       --------------
            Total investments                                                                 4,696                 4,682
                                                                                          -------------       --------------

CURRENT ASSETS
  Cash and cash equivalents                                                                     487                   285
  Accounts receivable (net of allowance for uncollectible accounts)                             407                   469
  Inventories                                                                                   119                   122
  Other current assets                                                                          118                   115
                                                                                          -------------       --------------
            Total current assets                                                              1,131                   991
                                                                                          -------------       --------------

OTHER ASSETS
  Prepayments for pensions                                                                      252                   250
  Deferred debits                                                                               203                   166
                                                                                          -------------       --------------
            Total other assets                                                                  455                   416
                                                                                          -------------       --------------
                Total                                                                         8,988                 8,807
                                                                                          =============       ==============

See Notes to Financial Statements.

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES



                                                                                                  March 31,
                                                                                                    2000           December 31,
                                                                                                (Unaudited)            1999
                                                                                                ----------          ----------
                                                                                                       ((Pounds) million)

CAPITALIZATION
  Common stock (authorized  - 3,000,000,000 shares at US$1 par and 100 deferred shares at (Pounds)1 par; issued and outstanding -  2,455,705,299 shares and 100 deferred
   shares)                                                                                         1,467               1,467
  Retained earnings                                                                                  246                 213
  Accumulated other comprehensive income (loss)                                                       26                  (7)
                                                                                                ----------          ----------
     Total common stock equity                                                                     1,739               1,673
  Preferred securities of subsidiary trust                                                            94                   -
  Minority interest                                                                                  248                 243
  Long-term debt, less amounts due currently                                                       4,605               4,531
                                                                                                ----------          ----------
     Total capitalization                                                                          6,686               6,447
                                                                                                ----------          ----------

CURRENT LIABILITIES
  Notes payable - banks                                                                              256                 251
  Other short-term loans                                                                             131                 177
  Long-term debt due currently                                                                       335                 380
  Accounts payable                                                                                   509                 507
  Taxes accrued                                                                                      218                 194
  Other current liabilities                                                                          188                 217
                                                                                                ----------          ----------
     Total current liabilities                                                                     1,637               1,726
                                                                                                ----------          ----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Deferred income taxes                                                                              431                 409
  Provision for unfavorable contracts                                                                 85                  89
  Other deferred credits and noncurrent liabilities                                                  149                 136
                                                                                                ----------          ----------
     Total deferred credits and other noncurrent liabilities                                         665                 634
                                                                                                ----------          ----------
CONTINGENCIES (Note 7)
                                                                                                ----------          ----------
               Total                                                                               8,988               8,807
                                                                                                ==========          ==========

See Notes to Financial Statements.

                              TXU EUROPE LIMITED
                         Notes to Financial Statements

1.  BUSINESS AND ACQUISITIONS

   TXU Europe Limited (TXU Europe) is an indirect, wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a holding company that, through its subsidiaries, is engaged in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission, distribution and sale of natural gas; energy services; and telecommunications and other businesses, primarily in the United States (US), Europe and Australia. TXU Europe is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations. Almost all of TXU Europe's operating income is derived from, and consolidated assets are held by, TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries.

   The business and operations of TXU Europe and its subsidiaries consist of two main businesses, energy and networks, which are divided into three principal operating segments, as follows:

     ENERGY -

     (i) The Energy Retail business which supplies electricity and gas to residential, industrial and commercial customers in the UK;

     (ii) The Energy Management and Generation business which manages an integrated portfolio of generation assets, physical gas assets and contracts; and

     NETWORKS -

     (iii) The Networks business which owns, manages and, through its networks management joint venture, operates the electricity distribution system.

   These businesses are carried out mainly in the UK with interests increasingly being developed throughout the rest of Europe.

   In December 1999, TXU Europe Group and EDF London Investments plc, a subsidiary of Electricite de France, entered into an arrangement for the creation of an equally held joint venture company for the management, operation and maintenance of their subsidiaries' respective electricity distribution networks. On March 31, 2000, final approval was received from the Office of Gas and Electricity Markets covering England, Scotland and Wales (OFGEM). The new joint venture has been named "24seven" and began operations on April 7, 2000. 24seven serves over five million electricity customers in London and the eastern counties of England. Employees of the joint venturers' subsidiaries, Eastern Electricity plc (Eastern Electricity) and London Electricity plc, have been transferred to 24seven. The physical distribution system assets, as well as all operating licenses, will continue to be owned by Eastern Electricity and London Electricity plc, respectively. (See Note 3 for a discussion of restructuring and other nonrecurring charges.)

   On March 13, 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica del Cantabrico, SA (Hidrocantabrico) that TXU Europe did not then own. On March 28, 2000, TXU Europe announced that it would not make an offer after a competing bid was made. On March 31, 2000, TXU Europe exercised warrants for 1.8 million shares increasing its ownership stake to 6.6%. Operating results for the quarter ended March 31, 2000 include approximately (Pounds)6 million of costs incurred in connection with the offer for Hidrocantabrico. Since March 31, 2000, TXU Europe has acquired additional shares in Hidrocantabrico and currently indirectly holds approximately 14% of the outstanding shares.

                              TXU EUROPE LIMITED
                         Notes to Financial Statements

2.  SIGNIFICANT ACCOUNTING POLICIES

   The condensed consolidated financial statements of TXU Europe and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) and on the same basis as the audited financial statements included in its 1999 Annual Report on Form 10-K and, in the opinion of TXU Europe's management, all adjustments, including the nonrecurring charges discussed elsewhere herein and other normal recurring accruals, necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to current classifications.

3.  RESTRUCTURING CHARGES AND OTHER NONRECURRING COSTS

   During the three months ended March 31, 2000, TXU Europe recorded nonrecurring restructuring charges and other costs of approximately (Pounds)43 million pre-tax ((Pounds)32 million after-tax) in operation and maintenance expense. Of this, (Pounds)37 million ((Pounds)26 million after-tax) consisted of asset writedowns and other exit and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits) primarily as a result of the creation of the 24seven joint venture and for certain other staff reorganizations. As of March 31, 2000, TXU Europe had recognized redundancy costs of approximately (Pounds)15 million related to voluntary termination benefits for 296 employees that have accepted the voluntary benefits. In addition, (Pounds)22 million of other restructuring charges, mainly consisting of asset writedowns and other exit costs, have been recorded. Further restructuring charges are expected to be incurred through the end of 2000. Also in the total (Pounds)43 million was approximately (Pounds)6 million of costs associated with the offer for Hidrocantabrico.

4.  SHORT-TERM FINANCING

   Short-term Facilities - In December 1999, TXU Europe Group borrowed approximately (Euro)306 million ((Pounds)190 million) under a short-term facility that expires in June 2000. The amount outstanding at March 31, 2000 was
(Euro)276 million ((Pounds)166 million) with an annual interest rate of 3.99%.

   In March 2000, the Tranche A 364 - day revolving credit facility under the Sterling Credit Agreement expired, reducing the amount of borrowings allowable under the agreement. On May 4, 2000, TXU Europe negotiated a six-month (Pounds)200 million revolving credit facility with a commercial bank to serve as a replacement for the former Tranche A facility.

   Accounts Receivable - TXU Europe has facilities with a commercial bank to provide financing through trade accounts receivable whereby Eastern Electricity may sell up to (Pounds)300 million of its electricity receivables and TXU Finance (No.2) Limited (TXU Finance), 90% owned by TXU Europe, may borrow up to an aggregate of (Pounds)275 million, which is collateralized by future receivables of Eastern Electricity, through a short-term note issue arrangement. The program has an overall limit of (Pounds)550 million.

   Eastern Electricity continually sells additional receivables to replace those collected. At March 31, 2000, accounts receivable of Eastern Electricity of (Pounds)269 million had been sold under the program. TXU Finance had borrowed a further (Pounds)131 million collateralized by future receivables and bears interest at an annual rate based on commercial paper rates plus 0.225%, which was 6.4% at March 31, 2000.

                              TXU EUROPE LIMITED
                         Notes to Financial Statements

5.  LONG-TERM DEBT

   Lines of Credit - At March 31, 2000, TXU Europe and TXU Finance had a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). The Tranche A 364-day revolving credit facility of the Sterling Credit Agreement expired, reducing the amount of borrowings allowable under the agreement. The amended Sterling Credit Agreement currently provides for borrowings of up to (Pounds)1.075 billion and has two facilities: a (Pounds)750 million term facility and a (Pounds)325 million revolving credit facility (Tranche B), both of which terminate on March 2, 2003. The Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. As of March 31, 2000, (Pounds)750 million of borrowings were outstanding under the term facility at an interest rate of 6.89%. Outstanding Tranche B borrowings and weighted average interest rates in effect at March 31, 2000 consisted of (Pounds)46 million of Spanish pesetas at 4.54%, (Pounds)53 million of Norwegian kroner at 6.73% and (Pounds)55 million of euros at 4.37%.

   TXU Europe has a (Euro)2.0 billion Euro Medium Term Note (EMTN) program. Under the EMTN program, TXU Europe may from time to time issue notes on a continuing basis to one or more dealers in an aggregate principal amount outstanding of (Euro)2.0 billion. In March 2000, (Pounds)225 million of 7.25% Sterling Eurobonds due March 8, 2030, were issued. An interest rate swap is in place that converts the interest on the Sterling Eurobond to a variable rate based on LIBOR for the first five years. The effective interest rate at March 31, 2000 after the swap was 5.78%.


6.  PREFERRED SECURITIES OF SUBSIDIARY TRUST

   On March 2, 2000, TXU Europe Capital I, a statutory business trust, established as a financing subsidiary for TXU Europe, issued to investors US$150 million ((Pounds)94 million) of 9 3/4% Trust Originated Preferred Securities
(Preferred Securities), in 6,000,000 units.   In a series of related
transactions, the proceeds from this issuance were invested in Preferred Partnership Securities issued by TXU Europe Funding I, L.P., a limited partnership of which TXU Europe is the general partner. TXU Europe Funding I, L.P. in turn, used those funds, along with a capital contribution of approximately US$26 million ((Pounds)16 million) from TXU Europe, to purchase junior subordinated debentures issued by TXU Eastern Funding Company and TXU Europe Group. The Preferred Securities have a liquidation preference of US$25 per unit. The only assets of the trust are the Preferred Partnership Securities. The Preferred Securities are subject to mandatory redemption upon payment of the Preferred Partnership Securities which may be redeemed at the option of TXU Europe, in whole, or in part, at any time on or after March 2,
2005.   The trust will use distributions it receives on the Preferred
Partnership Securities to make cash distributions on the Preferred Securities. TXU Europe has issued guarantees of the Preferred Securities, the Preferred Partnership Securities and the junior subordinated debentures held by TXU Europe Funding I, L.P.

7.    CONTINGENCIES

   Legal Proceedings - In February 1997, the official government representative of pensioners (Pensions Ombudsman) made a final determination against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme (ESPS) relating to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. These determinations were set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal and judgment was received. The judgment endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid has made an appeal to the House of Lords although the case is not likely to be heard until the fourth quarter of 2000. If a similar complaint were to be made against TXU Europe Group in relation to its use of actuarial surplus in its section of the ESPS, it would vigorously defend the action, ultimately through the courts. However, if a determination were finally to be made against it and upheld by the courts, TXU Europe Group could have a

                              TXU EUROPE LIMITED
                         Notes to Financial Statements

potential liability to repay to its section of the ESPS an amount estimated by TXU Europe Group to be up to (Pounds)45 million, exclusive of any future applicable interest charges.

   On January 25, 1999, the Hindustan Development Corporation issued proceedings in the Arbitral Tribunal in Delhi, India against The Energy Group PLC (TEG)(now Energy Holdings (No.3) Limited), claiming damages of (Pounds)255 million for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. TXU Europe is vigorously defending this claim and cannot predict the outcome of these proceedings.

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

   General - In addition to the above, TXU Europe and its subsidiaries are involved in various other legal and administrative proceedings which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

   Financial Guarantees - TXU Europe has guaranteed up to US$110 million ((Pounds)69 million) at March 31, 2000 of certain liabilities that may be incurred and payable by the purchasers of its former US and Australian coal business and US Energy marketing operations sold in 1998 with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

   TEG entered into various guarantees of obligations of affiliates of its former subsidiary Citizens Power LLC, arising under power purchase agreements and note purchase agreements in connection with various Citizens Power energy restructuring projects, as well as various indemnity agreements in connection with such projects. TXU Europe and Energy Holdings (No.3) Limited continue to be either the guarantor or the indemnifying party, as the case may be, under these various agreements.

                              TXU EUROPE LIMITED
                         Notes to Financial Statements

8.  SEGMENT INFORMATION

   TXU Europe has two major businesses, energy and networks, which consist of three reportable operating segments. Beginning in 2000, as reflected in the tables below, contribution for each segment has been redefined as operating and other income on a US GAAP basis, before extraordinary items, but after a notional charge for the cost of capital. Amounts for the three months ended March 31, 1999 have been reclassified to conform to the new presentation.

                                                                Three Months Ended March 31,
                                          -----------------------------------------------------------------------------------
                                                         2000                                              1999
                                          ------------------------------------            -----------------------------------

                                            Revenues             Contribution               Revenues            Contribution
                                          -----------          ---------------            -----------          --------------
                                                                            ((Pounds) million)
Energy retail                                    368                        7                    483                      (41)
Energy management and generation                 648                       96                    567                      163
                                          -----------          ---------------            -----------          --------------
    Total energy                               1,016                      103                  1,050                      122
                                          -----------          ---------------            -----------          --------------
Networks                                         123                       63                    121                       57
Other                                             12                        1                      2                        1
                                          -----------          ---------------            -----------          --------------
        Total                                  1,151                      167                  1,173                      180
                                          ===========          ---------------            ===========          --------------
Cost of capital elimination                                                38                                              33
Unallocated corporate costs                                               (58)                                            (44)
                                                               ---------------                                 --------------
Income before interest, income taxes
 and minority interest                                                    147                                             169
                                                               ===============                                 ==============


   Results for the energy retail and energy management and generation business segments for the 2000 quarter have been impacted by a change in the transfer pricing of electricity between the two segments.

                              TXU Europe Limited
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

BUSINESS AND ACQUISITIONS

   TXU Europe Limited (TXU Europe) is an indirect, wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a holding company that, through its subsidiaries, is engaged in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission, distribution and sale of natural gas; energy services; and telecommunications and other businesses, primarily in the United States (US), Europe and Australia. TXU Europe is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations. Almost all of TXU Europe's operating income is derived from, and consolidated assets are held by, TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries.

   The business and operations of TXU Europe and its subsidiaries consist of two main businesses, energy and networks, which are divided into three principal operating segments, as follows:

     ENERGY -

     (i) The Energy Retail business which supplies electricity and gas to residential, industrial and commercial customers in the UK;

     (ii) The Energy Management and Generation business which manages an integrated portfolio of generation assets, physical gas assets and contracts; and

     NETWORKS -

     (iii) The Networks business which owns, manages and, through its networks management joint venture, operates the electricity distribution system.

   In December 1999, TXU Europe Group and EDF London Investments plc, a subsidiary of Electricite de France, entered into an arrangement for the creation of an equally held joint venture company for the management, operation and maintenance of their subsidiaries' respective electricity distribution networks. On March 31, 2000, final approval was received from the Office of Gas and Electricity Markets covering England, Scotland and Wales (OFGEM). The new joint venture has been named "24seven" and began operations on April 7, 2000. 24seven serves over five million electricity customers in London and the eastern counties of England. Employees of the joint venturers' subsidiaries, Eastern Electricity plc (Eastern Electricity) and London Electricity plc, have been transferred to 24seven. The physical distribution system assets, as well as all operating licenses, will continue to be owned by Eastern Electricity and London Electricity plc, respectively. (See Note 3 to Financial Statements for a discussion of restructuring and other nonrecurring charges.)

   On March 13, 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica del Cantabrico, SA (Hidrocantabrico) that TXU Europe did not then own. On March 28, 2000, TXU Europe announced that it would not make an offer after a competing bid was made. On March 31, 2000, TXU Europe exercised warrants for 1.8 million shares increasing its ownership stake to 6.6%. Operating results for the quarter ended March 31, 2000 include approximately (Pounds)6 million of costs incurred in connection with the offer for Hidrocantabrico. Since March 31, 2000, TXU Europe has acquired additional shares in Hidrocantabrico and currently indirectly holds approximately 14% of the outstanding shares.

   TXU Europe has disclosed over the last twelve months that its strategy in the UK market is to rebalance its energy portfolio through retail growth, long term
wholesale sales and, possibly, physical plant disposal.   In April 2000, TXU
Europe announced that it would seek bids for its UK power stations in order to evaluate possible plant disposals. No decisions have yet been made as to whether any disposals will in fact be made.

                              TXU Europe Limited
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

   TXU Europe is currently negotiating the sale of its metering business and expects to complete the sale during the year.

RESULTS OF OPERATIONS

   Results for the three-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU Europe have occurred subsequent to year-end other than as disclosed in other reports of TXU Europe or included herein.

Three Months Ended March 31, 2000 Compared With Three Months Ended March 31,
1999

   Overview - Net income for the three months ended March 31, 2000 was (Pounds)33 million compared with (Pounds)57 million for the same period in 1999. Results for the 2000 quarter were adversely affected by nonrecurring costs of (Pounds)43 million ((Pounds)32 million after-tax), mostly restructuring charges associated with the creation of the joint venture to operate TXU Europe Group's distribution network and other staff reorganizations, and costs associated with the offer for Hidrocantabrico. Revenues have also been affected by lower customer levels.

   See Note 8 to Financial Statements for information on revenues and contributions (operating income) by operating segment.

OPERATING STATISTICS

                                                                            Three Months Ended March 31,
                                                                          -------------------------------
                                                                               2000              1999
                                                                          --------------     ------------
SALES VOLUMES
    Electricity (gigawatt-hours) - (GWh):
     Industrial and commercial                                                3,589                5,267
     Residential                                                              4,574                5,176
                                                                          --------------     ------------
          Total electricity                                                   8,163               10,443
                                                                          ==============     ============

    Gas (billion cubic feet) - (Bcf):
     Industrial and commercial                                                   19                   32
     Residential                                                                 19                   15
                                                                          --------------     ------------
          Total gas                                                              38                   47
                                                                          ==============     ============

    Wholesale energy sales:
     Electricity (GWh)                                                       24,435               24,065
                                                                          ==============     ============
     Gas (Bcf)                                                                  186                  113
                                                                          ==============     ============

    Electricity units distributed (GWh)                                       9,204                9,232
                                                                          ==============     ============

---------------------------------------------------------------------------------------------------------

CUSTOMERS (end of period & in thousands)
    Electricity (retail)                                                      2,835                3,301
    Gas                                                                         768                  790
---------------------------------------------------------------------------------------------------------

                              TXU Europe Limited
Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

Revenues

   Energy Retail - Revenues for the three months ended March 31, 2000 were (Pounds)368 million compared with (Pounds)483 million for the three months ended March 31, 1999. The decrease is primarily related to lower sales volumes resulting from a reduction in the number of electricity and gas customers since the same period a year ago (including a reduction in industrial and commercial customers lost in the October 1999 contract round) due to a management decision to accept business on a more selective basis in a very competitive market.

   Energy Management and Generation - Revenues increased by approximately 14% to (Pounds)648 million for the three months ended March 31, 2000 from (Pounds)567 million for the three months ended March 31, 1999. This increase was principally attributable to a 65% increase in sales volumes in the wholesale gas portfolio. Electricity volumes sold to the pool for the 2000 quarter were lower than the volumes in the 1999 quarter due to lower pool prices offset by increased volumes for portfolio activity.

   In early April 2000, TXU Europe closed a total of 2,000 megawatts of capacity
at three of its UK power plants for maintenance.   The decision to close the
plants at this time was partially influenced by an effort to maximize cost effectiveness by utilizing existing staff to perform the required future maintenance.

   Networks - Revenues increased by approximately 2% to (Pounds)123 million in the three months ended March 31, 2000 from (Pounds)121 million in the three months ended March 31, 1999. This increase was primarily attributable to an increase in unregulated service work, partially offset by a slight reduction in volumes distributed.

Operating Income

   Energy Retail - Operating income for the three months ended March 31, 2000 improved to (Pounds)7 million compared with an operating loss of (Pounds)41 million for the three months ended March 31, 1999. The improvement is due to a change in the basis of calculating the transfer price of electricity from energy management and generation ((Pounds)24 million), a reduction in operating costs following a cost reduction program ((Pounds)8 million) and an improvement in margins. Also adversely impacting results for the 2000 quarter were restructuring charges of (Pounds)2.2 million, mainly for redundancy costs.

   Energy Management and Generation - Operating income for the three months ended March 31, 2000 was (Pounds)96 million compared with (Pounds)163 million for the three months ended March 31, 1999. This decrease is a result of a decreased contribution from electricity and gas sales of (Pounds)37 million and the change in the basis of calculating the transfer price to retail ((Pounds)24 million). The results for the 2000 quarter include restructuring charges of (Pounds)8.2 million.

   Networks - Operating income for the three months ended March 31, 2000 was (Pounds)63 million compared with (Pounds)57 million for the three months ended March 31, 1999. The favorable variance arises primarily from lower operation and maintenance costs. Nonrecurring restructuring charges of (Pounds)32 million associated with the creation of 24seven are reflected in Unallocated Corporate Costs in the table of segment contributions included in Note 8.

Tax Expense

   Total tax expense of TXU Europe for the three months ended March 31, 2000 was (Pounds)33 million compared with (Pounds)30 million for the three months ended March 31, 1999. The effective tax rate in both periods is affected by amortization of goodwill and other non-deductible expenses primarily related to a capital lease. The effective tax rate in the 2000 period is also impacted by non-deductible expenses related to the offer for Hidrocantabrico.

                              TXU Europe Limited
Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

Comprehensive Income

   The unrealized holding gains on investments in the 2000 period are primarily related to market appreciation on investments in marketable equity securities.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31, 2000 Compared with Three Months Ended March 31,
1999

   For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Europe's 1999 Form 10-K. Results for the three-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU Europe have occurred subsequent to year-end other than as disclosed in other reports of TXU Europe or included herein.

   Net cash generated by operating activities was (Pounds)171 million for the three months ended March 31, 2000 compared with (Pounds)30 million for the same period of 1999. Changes in operating assets and liabilities provided (Pounds)65 million for the three months ended March 31, 2000 compared with cash used of (Pounds)109 million for the same period of 1999. Cash flows provided by operating activities before changes in operating assets and liabilities were (Pounds)106 million for the 2000 period and (Pounds)139 million for the 1999 period.

   Cash used in investing activities was (Pounds)49 million for the three months ended March 31, 2000 compared with (Pounds)107 million for the same period of 1999. Capital expenditures were (Pounds)46 million for the three months ended March 31, 2000 compared with (Pounds)49 million for the three-month period of 1999. The 1999 period also included (Pounds)61 million for investments primarily in other European assets.

   TXU Europe continues to build a 215 megawatt combined heat and power plant to provide heat and power to Shotton Paper on Deeside for which there is a commitment of (Pounds)46 million at March 31, 2000, which falls due in 2001. In addition, revised estimates of capital expenditures on environmental control facilities are (Pounds)36 million in 2000, (Pounds)65 million in 2001, (Pounds)37 million in 2002 and (Pounds)16 million in 2003.

   Cash provided by financing activities for the three months ended March 31, 2000 was (Pounds)80 million compared with (Pounds)25 million for the same period of 1999. For the first three months of 2000, long-term debt borrowings were (Pounds)280 million (primarily (Pounds)225 million in new borrowings under the EMTN program) and repayments of long-term debt were (Pounds)247 million. In addition, there was (Pounds)94 million of Preferred Securities of Subsidiary Trust issued in March 2000. For the three months ended March 31, 1999, borrowings of long-term debt were (Pounds)1.1 billion and repayments were (Pounds)878 million.

Financing Arrangements

   In December 1999, TXU Europe Group borrowed approximately (Euro)306 million ((Pounds)190 million) under a short-term facility. The amount outstanding at March 31, 2000 was (Euro)276 million ((Pounds)166 million) with an annual interest rate of 3.99%. The facility expires in June 2000 but is expected to be extended and increased to (Euro)500 million.

   During April 2000, TXU Europe drew down an additional (Euro)200 million ((Pounds)120 million) of Tranche B loans with a weighted average interest rate of 4.69%. The proceeds were used primarily to increase the holdings of common shares of Hidrocantabrico to approximately 14%.

   In March 2000, the Tranche A 364 - day revolving credit facility under the Sterling Credit Agreement expired, reducing the amount of borrowings allowable under the agreement. On May 4, 2000, TXU Europe negotiated a six-month (Pounds)200 million revolving credit facility with a commercial bank to serve as a replacement for the former Tranche

                              TXU Europe Limited
Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

A facility. The Eastern Electricity revolving credit agreement is also expected to be reduced to (Pounds)150 million later in 2000.

   See Notes 4, 5 and 6 to Financial Statements for more information concerning available sources of short-term and long-term financing.

Effect of Inflation

   Because of the relatively low level of inflation experienced in the UK, inflation did not have a material impact on results of operations for the periods presented.

Regulation and Rates

   TXU Europe expects proposals with respect to utility regulation to be part of legislation that will be introduced in 2000. The implementation of this legislation will result in significant changes to the existing regulatory structure including the replacement of the existing Public Electricity Supply License by separate Distribution and Supply licenses and revised license modification procedures. The implementation of the New Electricity Trading Arrangements (NETA), scheduled for introduction on October 1, 2000, is also likely to lead to a number of modifications to generation, distribution and retail electricity licenses. There can be no assurance regarding the potential impact of regulatory changes, if any, on TXU Europe.

   Electricity supply and distribution businesses in England and Wales are subject to price controls. In 1999, OFGEM issued proposals for a range of substantial revenue reductions for the distribution businesses of all regional electricity companies in the UK. The final proposals for Eastern Electricity incorporated an initial reduction in allowed revenues for regulated units of 28% from April 1, 2000 with further annual reductions of 3% for the next four years, adjusted for inflation. TXU Europe estimates that the effect on revenues will be a reduction of about (Pounds)73 million for the year ending December 31, 2000 and of about (Pounds)100 million for the year ending December 31, 2001. Also in 1999, OFGEM issued proposed price adjustments for the electricity supply businesses which became effective April 1, 2000. TXU Europe Group's directly controlled tariffs were reduced by an average of 7.1% from April 1, 2000 as required by the new controls, giving rise to an estimated reduction in annual revenues of approximately (Pounds)15 million.

Changes in Accounting Standards

   Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended, is effective for TXU Europe beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Europe is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

   This report and other presentations made by TXU Europe contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Europe believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1999 Form 10-K as well as general economic and business conditions in the UK and in the service area for Eastern Electricity which has been opened to competition; unanticipated changes in interest rates, in rates of inflation, or in foreign exchange rates; prevailing governmental, statutory, regulatory or administrative policies and initiatives

                              TXU Europe Limited
Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

affecting TXU Europe, its subsidiaries or the UK or European electric and gas utility industries; general industry trends; regulation issues; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demands, among others, that could cause the actual results of TXU Europe to differ materially from those projected in such forward-looking statements.

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



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required hereunder is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 1999 Form 10-K and is therefore not presented herein. Certain changes in interest rate risk management resulting from financing transactions since the end of 1999 are discussed in Note 5 to the Financial Statements.



PART II.  OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


 (a) Exhibits filed as a part of Part II are:


        27        Financial Data Schedule

 (B) Reports on Form 8-K filed since December 31, 1999, are as follows:


            Date of Report      Item Reported
            --------------      -------------

            March 15, 2000      Item 5. Other Events

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                    TXU EUROPE LIMITED


                                        By     /s/ Paul C. Marsh
                                           ------------------------------------
                                                 Paul C. Marsh
                                           Principal Financial Officer



                                        By     /s/ Howard C. Goodbourn
                                           ------------------------------------
                                                    Howard C. Goodbourn
                                               Principal Accounting Officer




Date:  May 15, 2000