Form 10-Q
period 2000-06-30
TXU EUROPE LTD
filed 2000-08-10
CIK 1088691

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549



                           FORM 10-Q


  (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934



         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000



                            - OR -

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


              Commission File Number  001 - 15709


                      TXU Europe Limited




  Incorporated under the                       I.R.S.Employer Identification
Laws of England and Wales                             No. 98-0188080




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

Yes __x__       No ____



Common Stock outstanding at August 10, 2000 - 2,455,705,299 shares, at US$1 par value, and 100 deferred shares, at pounds 1 par value.

TABLE OF CONTENTS


Part I. Financial Information                                          Page
                                                                       ----

   Item 1.  Financial Statements

            Condensed Statements of Consolidated Income -
            Three  and Six Months Ended June 30, 2000 and  1999 ......    2

            Condensed  Statements of Consolidated Comprehensive
            Income - Three  and Six Months Ended
            June 30, 2000 and  1999 ..................................    3

            Condensed Statements of Consolidated Cash Flows -
            Six Months Ended June 30, 2000 and 1999 ..................    4

            Condensed Consolidated Balance Sheets -
            June 30, 2000 and December 31, 1999 ......................    5

            Notes to Financial Statements ............................    7

   Item  2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ............   13

   Item  3. Quantitative and Qualitative Disclosures
            About Market Risk ........................................   21


Part II. Other Information

   Item  1. Legal Proceedings ........................................   21

   Item  6. Exhibits and Reports on Form 8-K .........................   21

Signatures ...........................................................   22

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              TXU EUROPE LIMITED AND SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                          (Unaudited)

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                         ------------------     ----------------
                                           2000      1999         2000     1999
                                         --------  --------     --------  -------
                                          (pounds million)      (pounds million)

OPERATING REVENUES ....................     821        813        1,972    1,986
                                         -------   --------     --------  -------
OPERATING EXPENSES
Energy purchased for resale and
  fuel consumed .......................     581        513        1,344    1,311
Operation and maintenance .............      96        123          273      270
Depreciation and other amortization ...      41         36           84       75
Goodwill amortization .................      22         21           44       42
                                         -------   --------     --------  -------
Total operating expenses ..............     740        693        1,745    1,698
                                         -------   --------     --------  -------
OPERATING INCOME ......................      81        120          227      288

OTHER INCOME (DEDUCTIONS) - NET .......      43        (11)          44      (10)
                                         -------   --------     --------  -------
INCOME BEFORE INTEREST, INCOME
  TAXES, DISTRIBUTIONS AND
  MINORITY INTEREST ...................     124        109          271      278

INTEREST INCOME .......................      16         14           32       29

INTEREST EXPENSE ......................      91         79          180      166
                                         -------   --------     --------  -------
INCOME BEFORE INCOME TAXES, DISTRIBUTIONS
  AND MINORITY INTEREST................      49         44          123      141

INCOME TAX EXPENSE ....................      16         26           49       56
                                         -------   --------     --------  -------
INCOME BEFORE DISTRIBUTIONS AND
  MINORITY INTEREST ...................      33         18           74       85

DISTRIBUTIONS ON PREFERRED SECURITIES OF
  SUBSIDIARY PERPETUAL TRUST...........       2          -            3        -

MINORITY INTEREST .....................       5         (1)          12        9
                                         -------   --------     --------  -------
NET INCOME ............................      26         19           59       76
                                         =======   ========     ========  =======

See Notes to Financial Statements.

                                        2

              TXU EUROPE LIMITED AND SUBSIDIARIES
   CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                          (Unaudited)



                                        Three Months    Six  Months
                                           Ended           Ended
                                          June 30,        June 30,
                                      ---------------  --------------
                                        2000    1999    2000    1999
                                      -------  ------  ------  ------
                                             (pounds million)

NET INCOME ........................       26      19      59      76

OTHER COMPREHENSIVE INCOME (LOSS) -

  Net change during period, net of
    tax effects:
  Unrealized holding gains
    (losses) on investments
    classified as available for
    sale ..........................        7      (3)     41      (6)
  Currency translation
    adjustments ...................        2       -       1       -
                                      -------  ------  ------  ------
COMPREHENSIVE INCOME ..............       35      16     101      70
                                      =======  ======  ======  ======


See Notes to Financial Statements.

              TXU EUROPE LIMITED AND SUBSIDIARIES
        CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Unaudited)


                                                   Six Months
                                                      Ended
                                                    June 30,
                                                 ----------------
                                                   2000     1999
                                                 -------  -------
                                                 (pounds million)
OPERATING ACTIVITIES
  Net income .................................       59       76
  Adjustments to reconcile net income
    to cash provided by operating
    activities:
    Depreciation and amortization ............      128      117
    Deferred income taxes ....................       27       31
    Net gain on sale of assets ...............      (46)       -
    Minority interest ........................       12        9
    Changes in operating assets and
      liabilities ............................       12      180
    Other ....................................      (36)     (35)
                                                 -------  -------
      Cash provided by operating activities...      156      378
                                                 -------  -------
INVESTING ACTIVITIES
  Investments ................................     (138)     (60)
  Construction expenditures ..................      (95)    (124)
  Proceeds from sale of assets ...............       72        -
  Other ......................................       (6)       2
                                                 -------  -------
      Cash used in investing activities ......     (167)    (182)
                                                 -------  -------
FINANCING ACTIVITIES
  Net borrowings under the:
    Senior notes .............................        -      921
    Sterling credit facility - Term loan .....        -      750
    Sterling credit facility - Tranche B .....      206      233
    EMTN Note ................................      225        -
    Other long-term debt .....................       43      109
  Issuance of preferred securities of
    subsidiary perpetual trust ...............       95        -
  Retirements of:
    Acquisition facility .....................        -     (750)
    Sterling credit facility - Tranche B .....     (400)       -
    TXU Corp. note payable ...................        -     (682)
    Other long-term debt .....................     (207)    (377)
  Change in notes payable - banks ............      249     (280)
  Change in other short-term loans ...........      (96)       -
  Debt financing costs .......................       (6)      (9)
                                                 -------  -------
      Cash provided by (used for) financing
        activities ...........................      109      (85)
                                                 -------  -------
EFFECT OF EXCHANGE RATES ON CASH AND
  CASH EQUIVALENTS ...........................       (1)       -
                                                 -------  -------
NET CHANGE IN CASH AND CASH EQUIVALENTS ......       97      111

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE.      285      467
                                                 -------  -------
CASH AND CASH EQUIVALENTS - ENDING BALANCE ...      382      578
                                                 =======  =======

See Notes to Financial Statements.

                                        4

              TXU EUROPE LIMITED AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

                            ASSETS


                                                  June 30,
                                                    2000      December 31,
                                                 (unaudited)      1999
                                                 -----------  ------------
                                                     (pounds million)

PROPERTY, PLANT AND EQUIPMENT, (net of
  accumulated depreciation: 2000 -
  pounds 340 million; 1999 - pounds 262
  million) ...................................       2,713       2,718
                                                  ---------    --------
INVESTMENTS
  Goodwill (net of accumulated
    amortization: 2000 - pounds 183 million;
    1999 - pounds 138 million) ...............       3,381       3,422
  Restricted cash ............................         729         740
  Other ......................................         698         520
                                                  ---------    --------
      Total investments ......................       4,808       4,682
                                                  ---------    --------

CURRENT ASSETS
  Cash and cash equivalents ..................         382         285
  Accounts receivable (net of allowance
    for uncollectible accounts) ..............         380         469
  Inventories ................................         111         122
  Prepayments ................................          63          58
  Other current assets .......................          92          57
                                                  ---------    --------
      Total current assets ...................       1,028         991
                                                  ---------    --------

OTHER ASSETS
  Prepayments for pensions ...................         251         250
  Currency risk management assets.............         178          98
  Deferred debits ............................         218         166
                                                  ---------    --------
      Total other assets .....................         647         514
                                                  ---------    --------

         Total ...............................       9,196       8,905
                                                  =========    ========

See Notes to Financial Statements.

                                        5

              TXU EUROPE LIMITED AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

                CAPITALIZATION AND LIABILITIES

                                                      June 30,
                                                        2000      December 31,
                                                     (unaudited)      1999
                                                     -----------  ------------
                                                         (pounds million)
CAPITALIZATION

  Common stock (authorized  - 3,000,000,000
    shares at US$1 par and 100 deferred shares
    at pounds1 par; issued and outstanding -
    2,455,705,299 shares and 100 deferred
    shares) .....................................       1,467         1,467
  Retained earnings .............................         272           213
  Accumulated other comprehensive income (loss)..          35            (7)
                                                      --------      --------
    Total common stock equity ...................       1,774         1,673

  Preferred securities of subsidiary perpetual
    trust .......................................          95             -
  Minority interest .............................         253           243
  Long-term debt, less amounts due currently ....       4,544         4,629
                                                      --------      --------
    Total capitalization ........................       6,666         6,545
                                                      --------      --------

CURRENT LIABILITIES
  Notes payable - banks .........................         500           251
  Other short-term loans ........................          81           177
  Long-term debt due currently ..................         324           380
  Accounts payable ..............................         470           507
  Taxes accrued .................................         206           194
  Other current liabilities .....................         190           217
                                                      --------      --------
    Total current liabilities ...................       1,771         1,726
                                                      --------      --------

DEFERRED CREDITS AND OTHER NONCURRENT
  LIABILITIES
  Deferred income taxes .........................         453           409
  Provision for unfavorable contracts ...........          80            89
  Other deferred credits and noncurrent
    liabilities .................................         226           136
                                                      --------      --------
    Total deferred credits and other noncurrent
      liabilities ...............................         759           634
                                                      --------      --------
CONTINGENCIES (Note 7)
                                                      --------      --------
      Total .....................................       9,196         8,905
                                                      ========      ========

See Notes to Financial Statements.

                                        6

                         TXU EUROPE LIMITED
                     Notes to Financial Statements


1.   BUSINESS, ACQUISITIONS AND DISPOSITIONS

     TXU Europe Limited (TXU Europe) is an indirect, wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a holding company that, through its subsidiaries, is engaged in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; energy services; and telecommunications and other businesses, primarily in the United States (US), Europe and Australia. TXU Europe is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations. Almost all of TXU Europe's operating income is derived from, and consolidated assets are held by, TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries.

     The business and operations of TXU Europe and its subsidiaries consist of two main businesses, energy and networks, which are divided into three principal operating segments, as follows:

ENERGY -

(i) The Energy Retail business which supplies electricity and gas to residential, industrial and commercial customers;

(ii) The Energy Management and Generation business which manages an integrated portfolio of generation assets, physical gas assets and contracts throughout Europe; and

NETWORKS -

(iii) The Networks business which owns, manages and, through its networks management joint venture, operates the electricity distribution system in the UK.

     These businesses are carried out mainly in the UK with interests increasingly being developed throughout the rest of Europe.

     In December 1999, TXU Europe Group and EDF London Investments plc, a subsidiary of Electricit&eacute; de France, entered into an arrangement for the creation of an equally held joint venture company for the management, operation and maintenance of their subsidiaries' respective electricity distribution networks. In March 2000, final approval was received from the Office of Gas and Electricity Markets covering England, Scotland and Wales (OFGEM). The new joint venture has been named "24seven" and began operations
on April 7, 2000.   TXU Europe accounts for its investment in 24seven by the
equity method of accounting. 24seven serves over five million electricity customers in London and the eastern counties of England. Employees of the joint venturers' subsidiaries, Eastern Electricity plc (Eastern Electricity) and London Electricity plc, have been transferred to 24seven. The physical distribution system assets, as well as all operating licenses, continue to be owned by Eastern Electricity and London Electricity plc, respectively. (See
Note 3 for a discussion of restructuring and other nonrecurring charges.)

     On March 13, 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica del Cantabrico, SA (Hidrocantabrico) that TXU Europe did not then own. Later in March 2000, after a competing bid had been subsequently issued, TXU Europe announced that it would not pursue its offer. In a series of private transactions since that date, TXU Europe acquired additional shares in Hidrocantabrico and currently directly or indirectly holds approximately 19.2% of the outstanding shares. TXU Europe has a preemptive option to acquire an additional 4.9% of the stock in Hidrocantabrico currently held by Electrabel SA, an electricity company in Belgium, if Electrabel were to sell its interests to another company. TXU Europe also has a conditional put option whereby it may be required to purchase the full 10.0% interest in Hidrocantabrico held by Electrabel if Electrabel is required to dispose of its holding by the European Union or Spanish Competition Authorities.  The
                                        7
conditions of this put option include a reasonable notice period before execution. Results of operations for the six months ended June 30, 2000 include approximately pounds 7 million of costs incurred in connection with the offer for Hidrocantabrico.

     On August 3, 2000, the Spanish Stock Market Commission (CNMV) announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases in order to avoid making a formal takeover bid. If the two utilities are found to be in violation of Spanish securities law, they could face a substantial fine and other restrictions. The investigation is expected to last several months. TXU Europe is unable to determine what impact there may be, if any, as a result of the investigation. In the meantime, TXU Europe has not received any formal notification of whether the two companies' political rights (including voting rights) in
Hidrocantabrico  have been suspended.   TXU Europe does not believe there has
been any violation of Spanish securities laws and is fully cooperating with the investigation. TXU Europe has also indicated that it would support a full offer for Hidrocantabrico by a third party that has the support of Hidrocantabrico's Board of Directors.

     In June 2000, TXU Europe entered into an agreement to sell its 21.9% interest in Severomoravska energetika, a.s. (SME), the largest Czech electricity distribution and supply company. The sale is expected to be completed in the third quarter of 2000.

     The increase in market price of Hidrocantabrico's and SME's shares has resulted in a significant increase in the unrealized holding gains reflected in other comprehensive income for the six months ended June 30, 2000.

     On July 13, 2000, TXU Europe announced it had agreed to buy 51% of Stadtwerke Kiel AG, a German municipal utility, for approximately pounds 143 million. The state parliament of Kiel unanimously approved the sale. The city government of Kiel, the state capital, will retain the remaining 49% of the utility, which has approximately 250,000 gas and electricity customers, 175 megawatts of power generation and 2.7 billion cubic feet of gas storage capacity. Final approval is needed from the European Union regulators before the acquisition can close. Such approval may take several months.

     On August 3, 2000, TXU Europe announced its unconditional purchase of United Utilities' retail energy supply business, Norweb Energi (Norweb), for pounds 310 million. Financing was provided through existing bank lines. TXU Europe's existing supply business, Eastern Energy, has 2.7 million electricity and 0.7 million gas customers. Combined with Norweb's 1.8 million electricity and 0.4 million gas customers, the acquisition will create the UK's second largest energy retailer with 5.6 million accounts. The transaction also includes the assumption of Norweb's power purchase agreements, which will be integrated into TXU Europe's energy portfolio. On August 9, 2000, the Office of Gas and Electricity Markets issued a consultation paper on the regulatory issues involved in the acquisition. As the transaction is unconditional, TXU Europe has assumed the risk of, and responsibility for, obtaining all necessary regulatory approvals.

     Also on August 3, 2000, TXU Europe announced it had contracted its customer services operation to Vertex, United Utilities' customer services business. Customer services include call centers, billing, credit management and debt collection. Eastern Energy's 1,250 customer services staff will transfer to Vertex on September 1, 2000.

2.     SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements of TXU Europe and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) and on the same basis as the audited financial statements included in its 1999 Annual Report on Form 10-K and, in the opinion of TXU Europe's management, all adjustments, including the nonrecurring charges discussed elsewhere herein and other normal recurring accruals, necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the
                                        8

Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to current classifications.

3.   RESTRUCTURING CHARGES AND OTHER COSTS

     During the six months ended June 30, 2000, TXU Europe recorded restructuring charges and other costs of approximately pounds 56 million pre-tax (pounds 41 million after-tax). Of this amount, pounds 49 million pre-tax (pounds 34 million after-tax) of restructuring costs have been charged to operation and maintenance expense. Approximately pounds 7 million of costs incurred in connection with the offer for Hidrocantabrico have been included in Other Income (Deductions) - Net.

     The restructuring costs consisted of asset writedowns and other exit and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits) primarily as a result of the creation of the 24seven joint venture and for certain other staff reorganizations. As of June 30, 2000, TXU Europe had recorded pre-tax redundancy costs of approximately pounds 22 million related to voluntary termination benefits for 442 employees that have accepted the voluntary benefits. In addition, other pre-tax restructuring charges consisting of pounds 16 million of asset writedowns and pounds 11 million of other exit costs have been recorded. Further restructuring charges are expected to be incurred through the end of 2000.


    As of June 30, 2000, pounds 9.4 million of redundancy costs and pounds 8.6 million of other exit costs charged during the six months then ended have been paid.

4.   SHORT-TERM FINANCING

     Short-term Facilities - In June 2000, TXU Europe Group renegotiated the terms and amounts it could borrow under a short-term facility. The amended facility, which now expires in December 2000, allows for aggregate borrowings of euro 506 million which can be borrowed by TXU Europe (up to euro200 million) and TXU Europe Group (up to euro 306 million) at variable interest rates based on LIBOR plus a margin. The amount outstanding at June 30, 2000 was euro 506 million (pounds 318 million) at an annual interest rate of 4.80%.

     TXU Europe and TXU Finance (No.2) Limited (TXU Finance), 90% owned by TXU Europe, have a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). In March 2000, the Tranche A 364-day revolving credit facility under the Sterling Credit Agreement expired. In May 2000, TXU Europe entered into a six-month pounds 200 million revolving credit facility with a commercial bank expiring October 2000 to serve as a replacement for the former Tranche A facility. Borrowings may be made in any available currency and interest is based on LIBOR plus a margin. As of June 30, 2000, euro 140 million (pounds
87 million) was outstanding at an annual interest rate of 4.76%.

     Accounts Receivable - Under facilities providing financing through trade accounts receivable, Eastern Electricity continually sells additional receivables to replace those collected. At June 30, 2000, accounts receivable of Eastern Electricity of pounds 219 million had been sold under the program.
A further pounds 81 million, reflected as other short-term loans on the balance sheet, were collateralized by future receivables. These amounts bear interest at an annual rate based on commercial paper rates plus 0.225%, which was 6.12% at June 30, 2000.

5.   LONG-TERM DEBT

     Lines of Credit - As of June 30, 2000, the amended Sterling Credit Agreement provides for borrowings of up to pounds 1.075 billion and has two facilities: a pounds 750 million term facility and a pounds 325 million revolving credit facility (Tranche B), both of which terminate on March 2, 2003. The Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. As of June 30, 2000, pounds 750
                                        9
million of borrowings were outstanding under the term facility at an interest rate of 6.89% per annum. The outstanding Tranche B borrowing and interest rate in effect at June 30, 2000 consisted of pounds 56 million of Norwegian kroner at 7.21% per annum.

     TXU Europe has a euro 2.0 billion Euro Medium Term Note (EMTN) program. Under the EMTN program, TXU Europe may from time to time issue notes to one or more dealers in an aggregate principal amount of up to euro 2.0 billion. As of June 30, 2000, pounds 225 million of 7.25% Sterling Eurobonds due March 8, 2030, were outstanding. An interest rate swap is in place that converts the interest on the Sterling Eurobond to a variable rate based on LIBOR for the first five years and at a rate based on EURIBOR for the remainder of the term. The effective interest rate at June 30, 2000 after the swap was 6.37%.

     6.     PREFERRED SECURITIES OF SUBSIDIARY PERPETUAL TRUST

     In March 2000, TXU Europe Capital I, a statutory business trust, established as a financing subsidiary for TXU Europe, issued to investors US$150 million (pounds 95 million) of 9 3/4% Trust Originated Preferred
Securities (Preferred Securities), in 6,000,000 units.   In a series of
related transactions, the proceeds from this issuance were invested in Preferred Partnership Securities issued by TXU Europe Funding I,L.P.,a limited partnership of which TXU Europe is the general partner. TXU Europe Funding
I, L.P. in turn, used those funds, along with a capital contribution of approximately US$26 million (pounds 16 million) from TXU Europe, to purchase junior subordinated debentures issued by TXU Eastern Funding Company and TXU Europe Group. The Preferred Securities have a liquidation preference of US$25 per unit. The only assets of the trust are the Preferred Partnership Securities. The Trust has a perpetual existence, subject to certain termination events as provided in its Amended and Restated Trust Agreement. The Preferred Securities are subject to mandatory redemption upon payment of the Preferred Partnership Securities which may be redeemed at the option of TXU Europe, in whole, or in part, at any time on or after March 2, 2005. TXU Europe has issued certain limited guarantees of the Preferred Securities, the Preferred Partnership Securities and the junior subordinated debentures held by TXU Europe Funding I, L.P. The trust uses distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Securities. On June 30, 2000, TXU Europe Capital I declared and paid its first quarterly distribution of approximately pounds 3 million on its Preferred Securities.

7.   CONTINGENCIES

     Legal Proceedings - In February 1997, the official government representative of pensioners (Pensions Ombudsman) made a final determination against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme (ESPS). The determination related to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. These determinations were set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal and judgment was received. The judgment endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid has made an appeal to the House of Lords although the case is not likely to be heard until the first quarter of 2001. If a similar complaint were to be made against TXU Europe Group in relation to its use of actuarial surplus in its section of the ESPS, it would vigorously defend the action, ultimately through the courts.
However, if a determination were finally to be made against it and upheld by the courts, TXU Europe Group could have a potential liability to repay to its section of the ESPS an amount estimated by TXU Europe Group to be up to pounds 45 million, exclusive of any applicable interest charges.

     On January 25, 1999, the Hindustan Development Corporation issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against The Energy Group PLC (TEG)(now Energy Holdings (No.3) Limited), claiming damages
                                        10
of pounds 255 million for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. TXU Europe is vigorously defending this claim and cannot predict the outcome of these proceedings. The arbitration has been completed and the decision of the arbitrators is expected in September 2000.

     In November 1998, five complaints were filed in the High Court of Justice in London, Queens Bench Division, Commercial Court, against subsidiaries of TXU Europe Group by five of their former sales agencies. The agencies claimed a final total of pounds 133 million arising from the summary termination for the claimed fundamental breach of their respective contracts in April 1998. The five agencies claimed damages for failure to give reasonable notice and for compensation under the UK Commercial Agents Regulations 1994. The substantial claims made by the five sales agencies were settled in June 2000 on a full and final basis following a mediation ordered by the High Court. TXU Europe Group paid the sales agencies pounds 6 million. This amount was equivalent to the legal and forensic accountants' costs which TXU Europe Group estimated it would have incurred had the case been taken to a full trial. There was no impact on the current income statement, as TXU Europe Group had previously made provisions for such estimated expenses.

     General - In addition to the above, TXU Europe and its subsidiaries are involved in various other legal and administrative proceedings which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

     Financial Guarantees - TXU Europe has guaranteed up to US$110 million (pounds 72 million) at June 30, 2000 of certain liabilities that may be incurred and payable by the purchasers of its former US and Australian coal business and US Energy marketing operations sold in 1998 with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

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

8.     SEGMENT INFORMATION

     TXU Europe has two major businesses, energy and networks, which consist of three reportable operating segments. Beginning in 2000, as reflected in the following tables, the income contribution for each segment has been redefined as operating and other income on a US GAAP basis, before interest, income taxes, distributions and minority interests, but after a notional charge for the cost of capital (income before interest). Amounts for the three and six months ended June 30, 1999 have been reclassified to conform to the new presentation.

                                     Three Months Ended June 30,
                               ------------------------------------------
                                     2000                   1999
                               -------------------   --------------------
                                           Income                 Income
                                           before                 before
                               Revenues   Interest   Revenues    Interest
                               --------  ---------   --------   ---------
                                          (pounds million)
Energy retail ...............      401         25        487           9
Energy management
  and generation ............      403         38        416          66
Inter-segment eliminations -
  energy ....................      (21)         -       (118)          -
                               --------  ---------   --------   ---------
    Total energy ............      783         63        785          75
                               --------  ---------   --------   ---------
Networks ....................       78         19        100          38
Other........................        5         30          4           1
Inter-segment eliminations...      (45)         -        (76)          -
                               --------  ---------   --------   ---------
      Total .................      821        112        813         114
                               ========  ---------   ========   ---------
Cost of capital elimination..                  39                     35
Unallocated corporate costs..                 (27)                   (40)
                                         ---------              ---------
Income before interest,
  income taxes, distributions
  and minority interest .....                 124                    109
                                         =========              =========

                                       Six Months Ended June 30,
                               ------------------------------------------
                                     2000                   1999
                               -------------------   --------------------
                                           Income                 Income
                                           before                 before
                               Revenues   Interest   Revenues    Interest
                               --------  ---------   --------   ---------
                                          (pounds million)
Energy retail ...............      928         32      1,170         (32)
Energy management
  and generation ............    1,051        134        983         229
Inter-segment eliminations -
  energy ....................     (102)         -       (223)          -
                               --------  ---------   --------   ---------
    Total energy ............    1,877        166      1,930         197
                               --------  ---------   --------   ---------
Networks ....................      201         82        220          95
Other........................       17         31          7           2
Inter-segment eliminations...     (123)         -       (171)          -
                               --------  ---------   --------   ---------
      Total .................    1,972        279      1,986         294
                               ========  ---------   ========   ---------
Cost of capital elimination..                  77                     68
Unallocated corporate costs..                 (85)                   (84)
                                         ---------              ---------
Income before interest,
  income taxes, distributions
  and minority interest .....                 271                    278
                                         =========              =========

                                        12

                         TXU Europe Limited
 Item 2.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations


ACQUISITIONS AND OTHER CHANGES IN THE BUSINESS

     On March 13, 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica del Cantabrico, SA (Hidrocantabrico) that TXU Europe did not then own. Later in March 2000, after a competing bid had been subsequently issued, TXU Europe announced that it would not pursue its offer. In a series of private transactions since that date, TXU Europe acquired additional shares in Hidrocantabrico and currently directly or indirectly holds approximately 19.2% of the outstanding shares. TXU Europe has a preemptive option to acquire an additional 4.9% of the stock in Hidrocantabrico currently held by Electrabel SA, an electricity company in Belgium, if Electrabel were to sell its interests to another company. TXU Europe also has a conditional put option whereby it may be required to purchase the full 10.0% interest in Hidrocantabrico held by Electrabel if Electrabel is required to dispose of its holding by the European Union or Spanish Competition Authorities. The conditions of this put option include a reasonable notice period before execution. Results of operations for the six months ended June 30, 2000 include approximately pounds 7 million of costs incurred in connection with the offer for Hidrocantabrico.

     On August 3, 2000, the Spanish Stock Market Commission (CNMV) announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases in order to avoid making a formal takeover bid. If the two utilities are found to be in violation of Spanish securities law, they could face a substantial fine and other restrictions. The investigation is expected to last several months. TXU Europe is unable to determine what impact there may be, if any, as a result of the investigation. In the meantime, TXU Europe has not received any formal notification of whether the two companies' political rights (including voting rights) in
Hidrocantabrico  have been suspended.   TXU Europe does not believe there has
been any violation of Spanish securities laws and is fully cooperating with the investigation. TXU Europe has also indicated that it would support a full offer for Hidrocantabrico by a third party that has the support of Hidrocantabrico's Board of Directors.

     In June 2000, TXU Europe entered into an agreement to sell its 21.9% interest in Severomoravska energetika, a.s. (SME), the largest Czech electricity distribution and supply company. The sale is expected to be completed in the third quarter of 2000.

     On July 13, 2000, TXU Europe announced it had agreed to buy 51% of Stadtwerke Kiel AG, a German municipal utility, for approximately pounds 143 million. The state parliament of Kiel unanimously approved the sale. The city government of Kiel, the state capital, will retain the remaining 49% of the utility, which has approximately 250,000 gas and electricity customers, 175 megawatts of power generation and 2.7 billion cubic feet of gas storage capacity. Final approval is needed from the European Union regulators before the acquisition can close. Such approval may take several months.

     On August 3, 2000, TXU Europe announced its unconditional purchase of United Utilities' retail energy supply business, Norweb Energi (Norweb), for pounds 310 million. Financing was provided through existing bank lines. TXU Europe's existing supply business, Eastern Energy, has 2.7 million electricity and 0.7 million gas customers. Combined with Norweb's 1.8 million electricity and 0.4 million gas customers, the acquisition will create the UK's second largest energy retailer with 5.6 million accounts. The transaction also includes the assumption of Norweb's power purchase agreements, which will be integrated into TXU Europe's energy portfolio. On August 9, 2000, the Office of Gas and Electricity Markets issued a consultation paper on the regulatory issues involved in the acquisition. As the transaction is unconditional, TXU Europe has assumed the risk of, and responsibility for, obtaining all necessary regulatory approvals.

     Also on August 3, 2000, TXU Europe announced it had contracted its customer services operation to Vertex, United Utilities' customer services business. Customer services include call centers, billing, credit management and debt collection. Eastern Energy's 1,250 customer services staff will transfer to Vertex on September 1, 2000.

     TXU Europe has disclosed over the last twelve months that its strategy in the UK market is to rebalance its energy portfolio through retail growth, long
term wholesale sales and, possibly, physical plant disposal.   In April 2000,
TXU Europe announced that it would seek bids for its UK power stations in order to evaluate possible plant disposals. The generation plant divestment process continues, and it is expected that a further update will be made later in the third quarter when current negotiations with potential buyers are closer to finalization. However, no decisions have yet been made as to whether any disposals will in fact be made.

     TXU Europe will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will dispose of nonstrategic assets to allow redeployment of resources into faster growing opportunities in an effort to enhance the long-term return to its stakeholders.

RESULTS OF OPERATIONS

          Results for the three- and six-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU Europe have occurred subsequent to year-end other than as disclosed in other reports of TXU Europe or included herein.

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

    Overview - Net income for the six months ended June 30, 2000 was pounds 59 million compared with pounds 76 million for the same period in 1999. Income before interest, income taxes, distributions and minority interest (income before interest) was pounds 271 million for the six months ended June 30, 2000. Results for the 2000 year-to-date period were adversely affected by costs of pounds 56 million (pounds 41 million after-tax), mostly restructuring charges associated with the creation of the joint venture to operate TXU Europe Group's distribution network (24seven) as that business continues the process of streamlining its merged operations, and for other staff reorganizations, and for costs associated with the offer for Hidrocantabrico. These costs were partially offset by the gain from the sale of the metering business of pounds 29 million (pounds 21 million after-tax). Excluding these items, income before interest for the six months ended June 30, 2000 was pounds 298 million compared with pounds 278 million for the same period of 1999.

     Despite the inclusion of the restructuring costs, operating and maintenance expenses for the six months ended June 30, 2000 were relatively unchanged from the 1999 six month period as underlying costs benefited from the effects of staff reductions and on-going cost savings programs throughout TXU Europe.

     As of June 30, 2000, pounds 9.4 million of redundancy costs and pounds 8.6 million of other exit costs charged during the six months then ended have been paid.

     Other income (deductions) - net for the six months ended June 30, 2000 includes gains from the sale of the metering business and other investment assets and from other transactions aggregating pounds 46 million (pounds 32 million after-tax).
                                        14

     Interest expense for the six months ended June 30, 2000 was higher than for the same period for 1999 primarily due to higher variable interest rates and a higher level of debt.

     Total income tax expense of TXU Europe for the six months ended June 30, 2000 was pounds 49 million compared with pounds 56 million for the six months ended June 30, 1999. The effective tax rate in both periods is affected by amortization of goodwill and other non-deductible expenses primarily related to a capital lease. The effective tax rate in the 2000 period is also adversely impacted by non-deductible expenses related to Hidrocantabrico.

     The 2000 period also includes the payment of the first quarterly distribution on the preferred securities issued by TXU Europe Capital I in March 2000.

     See Note 8 to Financial Statements for information on revenues and income before interest by operating segment.

     Energy Retail - Revenues were pounds 928 million in the six months ended June 30, 2000 compared with pounds 1,170 million in the six months ended June 30, 1999. The decrease is primarily due to a reduction in customers in the residential market and to a reduction in electricity volumes sold in the industrial and commercial markets due to competition and focus on profitable customers. Income before interest for the six months ended June 30, 2000 was pounds 32 million compared with a loss of pounds 32 million in the six months ended June 30, 1999. This increase from the prior year period is due to a change in the basis of calculating the prices charged for the intracompany transfer of electricity from the energy management and generation segment (pounds 41 million), favorable price margin variances (pounds 36 million), and operating cost savings (pounds 15 million), partially offset by adverse volume variances due to the decrease in customers (pounds 28 million).

     TXU Europe may vary the basis of transfer pricing (i.e. prices charged for electricity from the energy management and generation segment to the energy retail segment) to reflect changes in markets, prices and other current economic conditions.

     Energy Management and Generation - Revenues for the six months ended June 30, 2000 were pounds 1,051 million compared with pounds 983 million in the six months ended June 30, 1999. The increase is primarily due to an increase in sales volume in the wholesale gas portfolio in the first quarter 2000 relative to the first quarter of 1999. Income before interest for the six months ended June 30, 2000 was pounds 134 million compared with pounds229 million in the six months ended June 30, 1999. This decrease is due to a change in the basis of calculating the prices charged for the intracompany transfer of electricity to the energy retail segment (pounds 41million), a decrease in contribution from electricity and gas sales (pounds 57million), partially offset by operating cost savings (pounds 12 million). The results for the six months ended June 30, 2000 also include restructuring charges of pounds 9 million.

     Networks - Revenues were pounds 201million in the six months ended June 30, 2000 compared with pounds 220 million in the six months ended June 30, 1999. The decrease in revenues primarily reflects the impact of the OFGEM Distribution Price Controls which became effective April 1, 2000. Income before interest in the six months ended June 30, 2000 was pounds 82 million compared with pounds 95 million in the six months ended June 30, 1999. The decrease primarily reflects the impact of the OFGEM Distribution Price Controls (pounds 22 million), offset by a reduction in operating costs (pounds 9 million).

    Other - Income before interest from other business operations was pounds 31 million in the six months ended June 30, 2000 compared with pounds 2 million in the six months ended June 30, 1999. The increase primarily reflects the disposal of the metering business of TXU Europe.
                                        15

     Unallocated corporate costs for the six months ended June 30, 2000 include restructuring costs incurred, net of gains on sales of other assets and other transactions, aggregating approximately pounds 31 million pre-tax.

Three Months Ended June 30, 2000 Compared With Three Months Ended June 30,
  1999

     Overview - Net income for the three months ended June 30, 2000 was pounds 26 million compared with pounds 19 million for the same period in 1999. Income before interest was pounds 124 million for the three months ended June 30, 2000. Results for the 2000 three months period were adversely affected by costs of pounds 13 million (pounds 9 million after-tax), composed primarily of restructuring charges associated with the creation of 24seven and other staff reorganizations. This was offset by the gain from the sale of the metering business. Excluding these items, income before interest for the three months ended June 30, 2000 was pounds 108 million compared with pound s109 million for
the same period in 1999.   Despite the inclusion of the restructuring costs,
operating and maintenance expenses for the three months ended June 30, 2000
were 22% lower than for the comparable period of 1999.   The impact of the
restructuring activities on the number of employees, plus other staff reductions and on-going cost savings programs have also contributed to the favorable reduction in operating and maintenance expenses from pounds 123 million for the three months ended June 30, 1999 to pounds 96 million for the three months ended June 30, 2000.

     Other income (deductions) - net for the three months ended June 30, 2000 includes gains from the sale of the metering business and other investment assets and from other transactions aggregating pounds 46 million (pounds 32 million after-tax).

    Energy Retail - Revenues were pounds 401 million in the three months ended June 30, 2000 compared with pounds 487 million in the three months ended June 30, 1999. This decrease is primarily due to a reduction in customers in the residential market and reduction in electricity volumes sold in the industrial and commercial markets as a result of competition and focusing on profitable customers. Income before interest for the three months ended June 30, 2000 was pounds 25 million compared with pounds 9 million in the three months ended June 30, 1999. This increase is due to a change in the basis of calculating the prices charged for the intracompany transfer of electricity from the energy management and generation segment (pounds 17 million), favorable price margin variances (pounds 13 million), and operating cost savings (pounds 7 million), partially offset by adverse volume variances due to the decrease in customers (pounds 21 million).

     Energy Management and Generation - Revenues declined slightly to pounds 403 million in the three months ended June 30, 2000 compared with pounds 416 million in the three months ended June 30, 1999. Income before interest for the three months ended June 30, 2000 was pounds 38 million compared with pounds 66 million in the three months ended June 30, 1999. This decrease is due to a change in the basis of calculating the prices charged for the intracompany transfer of electricity to the energy retail segment
(pounds 17 million) and a decrease in contribution from electricity and gas sales (pounds 19 million), partially offset by operating cost savings (pounds 9 million). The three months ended June 30, 2000 also includes restructuring charges of pounds 1 million.

     The increase in wholesale energy sales as shown in the operating statistics below is not fully reflected in revenue because these sales have only been recognized at their gross margin level.

     Networks - Revenues were pounds 78 million in the three months ended June 30, 2000 compared with pounds 100 million in the three months ended June 30, 1999. This decrease primarily reflects the impact of the OFGEM Distribution Price Controls which became effective April 1, 2000. Income before interest in the three months ended June 30, 2000 was pounds 19 million compared with pounds 38 million in the three months ended June 30, 1999. This decrease primarily reflects the reduction in revenue following the implementation of
                                        16
the OFGEM Distribution Price Controls partially offset by a reduction in operating costs associated with the savings from the new operating cost structure of the 24seven joint venture.

     Other - Income before interest from other business operations was pounds 30 million in the three months ended June 30, 2000 compared with pounds 1 million in the three months ended June 30, 1999. This increase primarily reflects the sale of the metering business.

     Unallocated corporate costs for the three months ended June 30, 2000 include restructuring costs incurred, net of gains on sales of other assets and other transactions, aggregating a net gain of approximately pounds 3 million pre-tax.


OPERATING STATISTICS

                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                ------------------   ----------------
                                 2000        1999     2000      1999
                                ------      ------   ------    ------
SALES VOLUMES
Electricity (gigawatt-
  hours) - (GWh):
   Industrial and
     commercial .............    3,602       5,386    7,191    10,653
   Residential ..............    2,399       3,506    6,973     8,682
                                ------     -------   ------   -------
     Total electricity ......    6,001       8,892   14,164    19,335
                                ======     =======   ======   =======

Gas (billion cubic feet)- (Bcf):
   Industrial and                   13          12       31        44
     commercial .............
   Residential ..............        8          11       28        26
                                ------     -------   ------   -------
     Total gas ..............       21          23       59        70
                                ======     =======   ======   =======
Wholesale energy sales:
  Electricity (GWh) .........   33,263      17,694   57,698    41,759
                                ======     =======   ======   =======
  Gas (Bcf) .................      242          96      428       208
                                ======     =======   ======   =======
Electricity units
  distributed (GWh) .........    7,621       7,974   16,825    17,206
                                ======     =======   ======   =======

CUSTOMERS (end of period
  & in thousands)
    Electricity (retail) ....    2,717       3,235
    Gas .....................      714         802


                                        17

Comprehensive Income

     The unrealized holding gains on investments in the six month - period ended June 30, 2000 are primarily related to the substantial appreciation in market value of the investments in marketable equity securities of Hidrocantabrico and SME.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

    For information concerning liquidity and capital resources, see Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Europe's 1999 Form 10-K. Results for the six-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU Europe have occurred subsequent to year-end other than as disclosed in other reports of TXU Europe or included herein.

     Net cash generated by operating activities was pounds 156 million for the six months ended June 30, 2000 compared with pounds 378 million for the same period of 1999. Changes in operating assets and liabilities provided pounds 12 million for the six months ended June 30, 2000 compared with pounds 180 million for the same period of 1999. The amount for the 1999 six month period includes pounds 255 million representing the sale of accounts receivables under a receivables financing program revised in March 1999, which previously had used the receivables as collateral on short-term borrowings. Cash flows provided by operating activities before changes in operating assets and liabilities were pounds 144 million for the six months in 2000 and pounds 198 million for the six months in 1999.

     Cash used in investing activities was pounds 167 million for the six months ended June 30, 2000 compared with pounds 182 million for the same period of 1999. Construction expenditures were pounds 95 million for the six months ended June 30, 2000 compared with pounds 124 million for the six-month period of 1999. Cash used for investments in 2000 of pounds 138 million primarily reflects the purchase of additional shares in Hidrocantabrico. The 1999 period included pounds 60 million for investments primarily in other European assets. Proceeds from the sales of the metering business and other investment assets were pounds 72 million for the six months of 2000.

     Cash provided by financing activities for the six months ended June 30, 2000 was pounds 109 million compared with cash used of pounds85 million for the same period of 1999. For the first six months of 2000, long-term debt borrowings were pounds 474 million (including pounds 225 million in new borrowings under the EMTN program) and repayments of long-term debt were pounds 607 million (primarily to pay down the Tranche B borrowings). In addition, there was pounds 95 million of Preferred Securities of Subsidiary Perpetual Trust issued in March 2000. For the six months ended June 30, 1999, borrowings of long-term debt were approximately pounds 2.0 billion and repayments were approximately pounds 1.8 billion, reflecting the refinancing of the original TXU Corp. acquisition financing. For the six months ended June 30, 2000, changes in short-term bank loans and other short-term loans provided pounds 153 million compared with repayments of pounds 280 million in the 1999 period. The 1999 repayments were made primarily from the proceeds of the sale of receivables mentioned above. The short-term borrowings in the second quarter of 2000 were used primarily to finance the purchase of the additional Hidrocantabrico shares.
                                        18

Financing Arrangements

     In June 2000, TXU Europe Group renegotiated the terms and amounts it could borrow under a short-term facility. The amended facility, which now expires in December 2000, allows for aggregate borrowings of euro 506 million which can be borrowed by TXU Europe(up to euro200 million) and TXU Europe Group (up to euro 306 million) at variable interest rates based on LIBOR plus a margin. The amount outstanding at June 30, 2000 was euro 506 million (pounds 318 million) at an annual interest rate of 4.80%.

     TXU Europe and TXU Finance (No.2) Limited (TXU Finance), 90% owned by TXU Europe, have a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). In March 2000, the Tranche A 364-day revolving credit facility under the Sterling Credit Agreement expired. In May 2000, TXU Europe entered into a six-month pounds 200 million revolving credit facility with a commercial bank expiring October 2000 to serve as a replacement for the former Tranche A facility. Borrowings may be made in any available currency and interest is based on LIBOR plus a margin. Amounts outstanding as of June 30, 2000 were euro 140 million (pounds 87 million) at an annual interest rate of 4.76%. Additional short-term facilities may be entered into before these facilities expire.

     See Notes 4 and 5 to Financial Statements for more information concerning available sources of short-term and long-term financing.

Regulation and Rates

     Utilities Bill - TXU Europe expects a new Utilities Bill to receive Royal Assent in July 2000. The implementation of this legislation will result in the replacement of the existing Public Electricity Supply (PES) Licence with separate Distribution and Supply Licences which must be held by separate legal entities within TXU Europe Group. Work is currently under way to finalise the transfer schedules conveying assets from the existing PES Licence holder to the new entities. The Utilities Bill will also underpin the introduction of NETA (see below).

     New Electricity Trading Arrangements (NETA) - The implementation of NETA is now scheduled for November 21, 2000. The arrangements provide those wishing to buy and sell electricity the freedom to enter into directly negotiated contracts instead of having to trade through a central electricity pool. It is expected that under the new arrangements bulk electricity will be traded on one or more exchanges and through a variety of bilateral and multilateral contracts and that market participants will include not only generators and suppliers but also traders with physical positions, i.e. energy wholesalers.

     The new arrangements provide mechanisms for near real-time clearing and settlement of differences between contractual and physical positions of those buying, selling, producing and consuming electricity. A balancing mechanism will enable the system operator (National Grid Company) to change levels of generation and demand near to real-time; and a mechanism for imbalance settlement will provide for the settling of the differences between net physical and net contractual position of parties. The detailed rules associated with these mechanisms will be contained in the Balancing and Settlement Code.

     TXU Europe is working to improve its demand forecasting process that will, in turn, be used to determine its exposure to the NETA balancing mechanism. The new processes include software designed to enable TXU Europe to schedule its power stations in a commercially optimal manner. The implementation phase that is now commencing will be challenging for all market participants as the requirements for testing data systems are defined and a roll-out program is established.
                                        19

     TXU Europe has participated in the development program for the Balancing and Settlement framework over a period of approximately eighteen months and has completed its procurement process for its own new systems requirements. TXU Europe has established a major acceptance testing program, which will ensure that the new TXU Europe systems capabilities meet market requirements and that they successfully interface and integrate with the central systems. The expenditure on NETA for the year 2000 will be approximately pounds 5 million, some of which will be capitalized, with ongoing system support costs of approximately pounds 0.5million annually.

     TXU Europe is unable to determine, at this time, what impact the implementation of NETA will have on its financial position, results of operations or cash flows.

     Good Behavior License Condition - TXU Europe accepted the generation license condition designed to avoid "market abuse" after lengthy discussion with the UK regulator. Two other companies (AES and British Energy) have been referred to the Competition Commission by the UK regulator for refusing to accept the condition. At this stage it is not expected that the condition will have any material financial impact on TXU Europe.


CHANGES IN ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended and amended, is effective for TXU Europe beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Europe is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

     This report and other presentations made by TXU Europe contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Europe believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the TXU Europe 1999 Form 10-K as well as general economic and business conditions in the UK and in the service area for Eastern Electricity which has been opened to competition; unanticipated changes in interest rates, in rates of inflation, or in foreign exchange rates; prevailing governmental, statutory, regulatory or administrative policies and initiatives affecting TXU Europe, its subsidiaries or the UK or European electric and gas utility industries; general industry trends; regulation issues; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demands, among others, that could cause the actual results of TXU Europe to differ materially from those projected in such forward-looking statements.

     Any forward-looking statement speaks only as of the date on which such statement is made, and TXU Europe does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for TXU Europe to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
                                        20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The information required hereunder is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the TXU Europe 1999 Form 10-K and is therefore not presented herein. Certain changes in interest rate risk management resulting from financing transactions since the end of 1999 are
discussed in Note 5 to the Financial Statements.   Other than as described
below, since December 31, 1999 there has been basically no change in the contractual terms and notional amounts of foreign currency contracts as disclosed in the TXU Europe 1999 Form 10-K. The estimated fair value of such contracts has improved to a favorable pounds 43 million at June 30, 2000 compared with an unfavorable pounds 23 million at December 31, 1999. This change in estimated valuation is principally the result of the impact on the currency swaps in place on US dollar denominated debt resulting from the decline in the exchange rate for UK pound sterling into US dollars since December 31, 1999.



PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

     In November 1998, five complaints were filed in the High Court of Justice in London, Queens Bench Division, Commercial Court, against subsidiaries of TXU Europe Group by five of their former sales agencies. The agencies claimed a final total of pounds 133 million arising from the summary termination for the claimed fundamental breach of their respective contracts in April 1998. The five agencies claimed damages for failure to give reasonable notice and for compensation under the UK Commercial Agents Regulations 1994. The substantial claims made by the five sales agencies were settled in June 2000 on a full and final basis following a mediation ordered by the High Court. TXU Europe Group paid the sales agencies pounds 6 million. This amount was equivalent to the legal and forensic accountants' costs which TXU Europe Group estimated it would have incurred had the case been taken to a full trial. There was no impact on the current income statement, as TXU Europe Group had previously made provisions for such estimated expenses.








Item 6.      Exhibits and Reports On Form 8-K


 (a)Exhibits filed as a part of Part II are:


          27   Financial Data Schedule

 (b) Reports on Form 8-K filed since March 31, 2000, are as follows:


      None

                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        TXU EUROPE LIMITED


                                       By    /s/  Paul C. Marsh
                                           ---------------------------
                                                  Paul C. Marsh
                                           Principal Financial Officer



                                       By   /s/Scott R.J. Longhurst
                                           ---------------------------
                                               Scott R. J. Longhurst
                                           Principal Accounting Officer




Date:  August 10, 2000