Form 10-Q
period 2000-09-30
TXU EUROPE LTD
filed 2000-11-13
CIK 1088691

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549



                              FORM 10-Q


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


                 Commission File Number  001 - 15709


                         TXU EUROPE LIMITED




   Incorporated under the                      I.R.S. Employer Identification
 Laws of England and Wales                            No. 98-0188080



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

 Yes  ___x___        No ____



COMMON STOCK OUTSTANDING AT AUGUST 10, 2000 - 2,455,705,299 shares, at US$1 par value, and 100 deferred shares, at pound 1 par value.

TABLE OF CONTENTS


 PART I. FINANCIAL INFORMATION                                           PAGE
                                                                         ----
       ITEM 1.  FINANCIAL STATEMENTS

            Condensed Statements of Consolidated Income -
            Three and nine months ended September 30, 2000 and 1999. . . .  2

            Condensed Statements of Consolidated Comprehensive Income -
            Three and nine months ended September 30, 2000 and 1999. . . .  3

            Condensed Statements of Consolidated Cash Flows -
            Nine months ended September 30, 2000 and 1999. . . . . . . . .  4

            Condensed Consolidated Balance Sheets -
            September 30, 2000 and December 31, 1999 . . . . . . . . . . .  5

            Notes to Financial Statements. . . . . . . . . . . . . . . . .  7

            Independent  Accountants' Report . . . . . . . . . . . . . . . 16

       ITEM 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . 17

       ITEM 3. Quantitative and Qualitative Disclosures About Market
               Risk  . . . . . . . . . . . . . . . . . . . . . . . . . . . 29


 PART II. OTHER INFORMATION

       ITEM 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 29

       ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 30

 SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

                           PART I.  FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

                           TXU EUROPE LIMITED AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                      (UNAUDITED)


                                                  Three Months Ended    Nine Months Ended
                                                      September 30,         September 30,
                                                  -------------------   ------------------
                                                    2000       1999       2000       1999
                                                  --------    -------   --------    ------
                                                                   (pound million)

OPERATING REVENUES . . . . . . . . . . . . . . . .  1,013       700       2,985      2,686
                                                   ------     ------     ------     ------
OPERATING EXPENSES
  Energy purchased for resale and fuel consumed. .    740       453       2,084      1,764
  Operation and maintenance. . . . . . . . . . . .    152       115         425        385
  Depreciation and other amortization. . . . . . .     32        44         105        119
  Goodwill amortization. . . . . . . . . . . . . .     28        22          72         64
                                                   ------     ------     ------     ------
  Total operating expenses . . . . . . . . . . . .    952       634       2,686      2,332
                                                   ------     ------     ------     ------
OPERATING INCOME . . . . . . . . . . . . . . . . .     61        66         299        354

OTHER INCOME - NET . . . . . . . . . . . . . . . .     32        15          76          5
                                                   ------     ------     ------     ------
INCOME BEFORE INTEREST, INCOME TAXES,DISTRIBUTIONS
   AND MINORITY INTEREST . . . . . . . . . . . . .     93        81         375        359

INTEREST INCOME. . . . . . . . . . . . . . . . . .     10        17          42         46

INTEREST EXPENSE . . . . . . . . . . . . . . . . .     95        93         275        259
                                                   ------     ------     ------     ------
INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING, DISTRIBUTIONS AND
   MINORITY INTEREST . . . . . . . . . . . . . . .      8         5         142        146

INCOME TAX EXPENSE . . . . . . . . . . . . . . . .      5        12          57         68
                                                   ------     ------     ------     ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING, DISTRIBUTIONS AND
   MINORITY INTEREST . . . . . . . . . . . . . . .      3        (7)         85         78

CUMULATIVE EFFECT ON PRIOR YEARS (TO DECEMBER 31,
  1999) OF CHANGE TO A NEW DEPRECIATION
  METHOD (Net of pound 3 million tax effect) . . .      -         -           7          -

DISTRIBUTIONS ON PREFERRED SECURITIES OF
  SUBSIDIARY PERPETUAL TRUST . . . . . . . . . . .      3         -           6          -

MINORITY INTEREST. . . . . . . . . . . . . . . . .      2        (2)         10          7
                                                   ------     ------     ------     ------
NET INCOME (LOSS). . . . . . . . . . . . . . . . .     (2)       (5)         76         71
                                                   ======     ======     ======     ======


See Notes to Financial Statements.

               TXU EUROPE LIMITED AND SUBSIDIARIES
     CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                            (UNAUDITED)

                                                  Three Months Ended    Nine Months Ended
                                                      September 30,         September 30,
                                                  -------------------   ------------------
                                                    2000       1999       2000       1999
                                                  --------    -------   --------    ------
                                                               (pound million)
NET INCOME (LOSS). . . . . . . . . . . . . . . . .    (2)        (5)        76         71

OTHER COMPREHENSIVE INCOME (LOSS) -
  Net change during period, net of tax effects:

    Unrealized holding gains (losses) on
       investments classified as available for
       sale . . . . . . . . . . . . . . . . . . . .   (3)         7         38          1
    Reclassification to other income - net of gain
       realized on sale of SME. . . . . . . . . . .  (14)         -        (14)         -
    Currency translation adjustments. . . . . . . .    -          -          1          -
                                                    -----      -----      -----      -----

COMPREHENSIVE INCOME (LOSS) . . . . . . . . . . . .  (19)         2        101         72
                                                    =====      =====      =====      =====




See Notes to Financial Statements.

                 TXU EUROPE LIMITED AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (UNAUDITED)


                                                          Nine Months
                                                             Ended
                                                         September 30,
                                                       -----------------
                                                          2000     1999
                                                       --------   -------
                                                         (pound million)

OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . .    76       71
Adjustments to reconcile net income to
  cash provided by operating activities:
  Cumulative effect of change in
    accounting principle . . . . . . . . . . . . . . . .   (10)      -
  Depreciation and amortization. . . . . . . . . . . . .   178      183
  Deferred income taxes. . . . . . . . . . . . . . . . .    29       45
  Gain on sale of assets and other investments . . . . .   (58)       -
  Minority interest. . . . . . . . . . . . . . . . . . .    10        7
  Changes in operating assets and liabilities. . . . . .   114      216
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     9      (75)
                                                         ------   ------
    Cash provided by operating activities. . . . . . . .   348      447
                                                         ------   ------

INVESTING ACTIVITIES

  Acquisition of businesses. . . . . . . . . . . . . . .  (319)       -
  Investments. . . . . . . . . . . . . . . . . . . . . .  (152)     (61)
  Construction expenditures. . . . . . . . . . . . . . .  (162)    (286)
  Proceeds from sale of assets and other investments . .   123        -
  Other. . . . . . . . . . . . . . . . . . . . . . . . .    (4)       -
                                                         ------   ------
    Cash used in investing activities. . . . . . . . . .  (514)    (347)
                                                         ------   ------

FINANCING ACTIVITIES

Borrowings under the:
  Senior notes . . . . . . . . . . . . . . . . . . . . .     -      921
  Sterling credit facility - Term loan . . . . . . . . .     -      750
  Sterling credit facility - Tranche B . . . . . . . . .   321      240
  EMTN program - Notes . . . . . . . . . . . . . . . . .   325        -
  Other long-term debt . . . . . . . . . . . . . . . . .    78      115
  Issuance of preferred securities of
    subsidiary perpetual trust . . . . . . . . . . . . .    95        -
Retirements of:
  Acquisition facility . . . . . . . . . . . . . . . . .     -     (750)
  Sterling credit facility - Tranche B . . . . . . . . .  (513)    (109)
  TXU Corp. note payable . . . . . . . . . . . . . . . .     -     (682)
  Other long-term debt . . . . . . . . . . . . . . . . .  (368)    (307)
  Change in notes payable - banks. . . . . . . . . . . .   267     (376)
  Change in other short-term loans . . . . . . . . . . .   (83)       -
  Distributions on preferred securities of subsidiary
    perpetual trust. . . . . . . . . . . . . . . . . . .    (3)       -
  Debt financing costs . . . . . . . . . . . . . . . . .    (7)      (8)
                                                         ------   ------
    Cash provided by (used for) financing activities . .   112     (206)
                                                         ------   ------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS. .     -        -
                                                         ------   ------
NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . . . . . .   (54)    (106)

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE . . . . . .  285      467
                                                         ------   ------
CASH AND CASH EQUIVALENTS - ENDING BALANCE. . . . . . . .  231      361
                                                         ======   ======

See Notes to Financial Statements.

                                        4

                TXU EUROPE LIMITED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                     September 30,
                                                         2000         December 31,
                                                      (unaudited)         1999
                                                    --------------    -------------
                                                             (pound million)
PROPERTY, PLANT AND EQUIPMENT, (net of accumulated
  depreciation: 2000 - pound 351 million;  1999 -
  pound 262 million). . . . . . . . . . . . . . . . . ..    2,765         2,718
                                                          -------       -------
INVESTMENTS
  Goodwill (net of accumulated amortization: 2000 -
    pound 210 million; 1999 - pound 138 million). . . .     3,987         3,422
  Restricted cash . . . . . . . . . . . . . . . . . . .       684           740
  Other . . . . . . . . . . . . . . . . . . . . . . . .       703           520
                                                          -------       -------
      Total investments . . . . . . . . . . . . . . . .     5,374         4,682
                                                          -------       -------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . .       231           285
  Accounts receivable (net of allowance
    for uncollectible accounts) . . . . . . . . . . . .       574           469
  Inventories . . . . . . . . . . . . . . . . . . . . .        97           122
  Prepayments . . . . . . . . . . . . . . . . . . . . .        46            58
  Other current assets. . . . . . . . . . . . . . . . .       102            57
                                                          -------       -------
      Total current assets. . . . . . . . . . . . . . .     1,050           991
                                                          -------       -------

OTHER ASSETS
  Prepayments for pensions. . . . . . . . . . . . . . .       253           250
  Currency risk management asset. . . . . . . . . . . .       228            98
  Deferred debits . . . . . . . . . . . . . . . . . . .       215           166
                                                          -------       -------
      Total other assets. . . . . . . . . . . . . . . .       696           514
                                                          -------       -------
          Total . . . . . . . . . . . . . . . . . . . .     9,885         8,905
                                                          =======       =======

See Notes to Financial Statements.

                                        5

               TXU EUROPE LIMITED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                  CAPITALIZATION AND LIABILITIES


                                                     September 30,
                                                         2000         December 31,
                                                      (unaudited)         1999
                                                    --------------    -------------
                                                             (pound million)
CAPITALIZATION
  Common stock (authorized  - 3,000,000,000
    shares at US$1 par and 100 deferred shares
    at pound 1 par; issued and outstanding -
    2,455,705,299 shares and 100 deferred shares). .     1,467          1,467
  Retained earnings. . . . . . . . . . . . . . . . .       289            213
  Accumulated other comprehensive income (loss). . .        18             (7)
                                                       -------        -------
    Total common stock equity. . . . . . . . . . . .     1,774          1,673

  Preferred securities of subsidiary
    perpetual trust. . . . . . . . . . . . . . . . .        95              -

  Minority interest. . . . . . . . . . . . . . . . .       249            243

  Long-term debt, less amounts due currently . . . .     4,447          4,539
                                                       -------        -------
    Total capitalization . . . . . . . . . . . . . .     6,565          6,455
                                                       -------        -------

CURRENT LIABILITIES
  Notes payable - banks. . . . . . . . . . . . . . .       517            251
  Other short-term loans . . . . . . . . . . . . . .        95            177
  Long-term debt due currently . . . . . . . . . . .       492            380
  Accounts payable . . . . . . . . . . . . . . . . .       709            507
  Taxes accrued. . . . . . . . . . . . . . . . . . .       208            194
  Other current liabilities. . . . . . . . . . . . .       185            217
                                                       -------        -------
    Total current liabilities. . . . . . . . . . . .     2,206          1,726
                                                       -------        -------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Deferred income taxes  . . . . . . . . . . . . . .       297            409
  Provision for unfavorable contracts. . . . . . . .       560             89
  Other deferred credits and noncurrent liabilities.       257            226
                                                       -------        -------
    Total deferred credits and other
      noncurrent liabilities . . . . . . . . . . . .     1,114            724
                                                       -------        -------

CONTINGENCIES (Note 8)
                                                       -------        -------
       Total . . . . . . . . . . . . . . . . . . . .     9,885          8,905
                                                       =======        =======


See Notes to Financial Statements.

                                        6

                 TXU EUROPE LIMITED AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS

1.     BUSINESS, ACQUISITIONS AND DISPOSITIONS


     TXU Europe Limited (TXU Europe) is an indirect, wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a holding company that, through its subsidiaries and affiliates, is engaged in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; energy services; and telecommunications and other businesses, primarily in the United States (US), Europe and Australia. TXU Europe is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations. Almost all of TXU Europe's operating income is derived from, and consolidated assets are held by, TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries.

     The business and operations of TXU Europe and its subsidiaries consist of two main businesses, energy and networks, which are divided into three principal operating segments, as follows:

     ENERGY - The Energy business manages TXU Europe's integrated portfolio of customers, assets and contracts, in the UK and continental Europe. Operations in the UK are conducted through wholly-owned subsidiaries. European activities are conducted through both wholly-owned subsidiaries and joint-venture operations. Through its portfolio management and trading operations, TXU Europe seeks to allocate risk capital so as to maximize returns across European markets. As a consequence, the composition of assets and operations in each market within the portfolio changes from time to time. The two operating segments of the Energy business are:

     (i) the Energy retail business, which as of September 30, 2000, supplies electricity and gas to approximately 5.5 million residential, industrial and commercial customers in the UK, including those arising from the Norweb Energi acquisition (described below); and

     (ii) the Portfolio trading and power business (formerly known as Energy management and generation), which manages a portfolio of generation assets, physical gas assets and contracts throughout Europe.

     NETWORKS -

     The third operating segment is the Networks business which owns, manages and, through its networks management joint venture, operates the electricity distribution system in the UK.

     UK energy operations are carried out principally through TXU Europe's subsidiaries, Eastern Electricity plc (which also owns the networks electricity distribution system), Eastern Energy Limited (Eastern Energy), Eastern Natural Gas Retail Limited, TXU Europe Power Ltd (and its subsidiaries) and TXU Europe Energy Trading Ltd. Continental European operations are carried out as follows:

     (i) Portfolio trading in central European markets through TXU Europe Energy Trading BV (and its subsidiaries), primarily in Germany, the Netherlands, Switzerland and Spain; and

     (ii)Nordic operations through TXU Nordic Energy Oy (a joint venture with Pohjolan Voima Oy (PVO), Finland's second largest electricity generator) which trades energy on Nordic markets, has access to hydro generation at Svartisen and Kobbelv and participates in distribution and retail markets through joint ventures, especially Savon Voima Oy (SVO).

European operations will be further expanded when Stadtwerke Kiel AG becomes a subsidiary of the group, as described below.

     On August 3, 2000, TXU Europe announced its unconditional purchase of United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc) for pound 310 million. Total consideration, including direct costs of the acquisition, was pound 353 million. Financing was provided through existing bank lines and cash balances on hand. TXU Europe's existing supply business, through its wholly-owned subsidiary Eastern Energy, has 2.7 million electricity and 0.7 million gas customers. Combined with Norweb Energi's 1.8 million electricity and 0.4 million gas customers, the acquisition created the UK's second largest energy retailer with approximately
5.6 million customer accounts at the time of acquisition. The transaction also includes the assumption of certain of Norweb Energi's obligations, including its two power purchase agreements, which will be integrated into TXU Europe's energy portfolio. The agreements provide for purchase of power by TXU Europe at prices that are currently above market. On October 13, 2000, the Secretary of State for Trade and Industry announced he would not refer the acquisition to the Competition Commission, thereby granting regulatory approval for the acquisition.

     The agreement for the purchase of Norweb Energi includes the eventual transfer of the current Norweb plc Public Electricity Supply (PES) license-area customers (franchise or "in area" customers) and the transfer of Norweb plc's interest in the power purchase agreements to TXU Europe Group. TXU Europe expects contracts with Norweb plc PES customers to be in place under the Utilities Bill in early 2001. Meanwhile, Norweb plc's economic interest in the franchise customers and power purchase agreements are effectively passed to Eastern Energy through an agency agreement. All of Norweb plc's "out-of-area" electricity and all gas customers were transferred to TXU Europe Group on August 3, 2000.

     The acquisition of Norweb Energi is being accounted for as a purchase business combination. The assets and liabilities of Norweb Energi at the acquisition date have been adjusted to their estimated fair values. The process of determining the fair value of assets and liabilities of Norweb Energi has not been completed; however, the excess of the purchase consideration plus acquisition costs over a preliminary estimate of net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of pound 634 million which is being amortized over 20 years. This amount is subject to revision as additional information about the fair value of Norweb Energi's assets acquired and liabilities assumed becomes available. The final determination of the purchase accounting adjustments requires additional information and analysis, which is ongoing and is expected to be completed within one year of the acquisition date. The results of operations of Norweb Energi are reflected in the consolidated financial statements of TXU Europe from the August 3, 2000 effective date of the acquisition.

     Included in the liabilities assumed as of the acquisition date was pound 8 million of preliminary estimated costs in connection with the severance of employment of 240 of the 280 employees of Norweb Energi and other costs to close and sublease the former office facilities and relocate the remaining employees to other facilities. Management continues to monitor the status of these estimates as additional information is received. TXU Europe expects the main parts of this exit plan will be completed within a year from the acquisition date.

     The following summary of unaudited pro forma consolidated results of TXU Europe's operations reflect the acquisition of Norweb Energi as though it had occurred at the beginning of the respective periods presented.

                                           Nine Months Ended
                                              September 30,
                                           -------------------
                                             2000       1999
                                           -------    --------
                                              pound million
  Revenues . . . . . . . . . . . . . . . .  3,584      3,457
  Operating Income . . . . . . . . . . . .    374        425
  Net Income . . . . . . . . . . . . . . .    106        105

                                        8

     These pro forma results are not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of these periods. Further, the pro forma results are not intended to be a projection of future results of the combined companies.

     Also on August 3, 2000, TXU Europe announced that its subsidiary, Eastern Energy, had contracted its customer services functions to Vertex Data Science Limited (Vertex), United Utilities plc's customer services business. Customer services include call centers, billing, credit management and debt collection. Eastern Energy's 1,335 customer services staff transferred to Vertex on September 1, 2000.

     On July 13, 2000, TXU Europe announced it had agreed to buy 51% of Stadtwerke Kiel AG, a German municipal utility, for approximately pound 143 million. The state parliament of Kiel unanimously approved the sale and approval has been received from the European Union regulators. The closing of the acquisition will be in January 2001. The city government of Kiel, the state capital, will retain the remaining 49% of the utility, which has approximately 250,000 gas and electricity customers, 175 megawatts of power generation and 2.7 billion cubic feet of gas storage capacity.

     Upon receiving final approval from the Office of Gas and Electricity Markets covering England, Scotland and Wales (OFGEM) in March 2000, TXU Europe Group and EDF London Investments plc, a subsidiary of Electricite de France, created an equally held joint venture company, named "24seven", for the management, operation and maintenance of their subsidiaries' respective electricity distribution networks. The new joint venture began operations on April 7, 2000. TXU Europe accounts for its investment in 24seven by the equity method of accounting. 24seven serves over five million electricity customers in London and the eastern counties of England. Employees of the joint venturers' subsidiaries, Eastern Electricity plc (Eastern Electricity) and London Electricity plc, have been transferred to 24seven. The physical distribution system assets, as well as all operating licenses, continue to be separately owned by Eastern Electricity and London Electricity plc, respectively. (See Note 4 for a discussion of restructuring and other costs.)

     On August 31, 2000, TXU Europe completed the sale of its interest in Severomoravska energetika, a.s. (SME) for total proceeds of approximately pound 51 million. The sale was carried out to redeploy capital within the energy portfolio to maximize returns across Europe. TXU recognized a pre-tax gain of pound 20 million from the sale, which has been recorded in other income - net. The realized gain was computed on the basis of costs specifically identified. The investment in SME was previously accounted for as a marketable security available for sale, and the amount of holding gains that were previously recorded in other comprehensive income has been reclassified as realized gains.

     In March 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica del Cantabrico, SA (Hidrocantabrico) that TXU Europe did not then own. Later in March 2000, after a competing bid had been issued, TXU Europe announced that it would not pursue its offer. In a series of private transactions since that date, TXU Europe acquired additional shares in Hidrocantabrico and currently directly or indirectly holds approximately 19.2% of the outstanding shares. TXU Europe has a purchase option to acquire an additional 4.9% of the stock in Hidrocantabrico currently held by Electrabel SA (Electrabel), an electricity company in Belgium, if Electrabel elects to sell its interests in Hidrocantabrico to another company during a one year period beginning July 4, 2000. TXU Europe is subject to a conditional put option by which it can be required to purchase the 10% interest in Hidrocantabrico held by Electrabel to the extent Electrabel is required to dispose of its holding in Hidrocantabrico by the European Union or Spanish Competition Authorities during a one year period beginning July 4, 2000. The conditions of this put option include a reasonable notice period before execution. TXU Europe would not consequently hold 25% or more of Hidrocantabrico as a result. Results of operations for the nine months ended September 30, 2000 include approximately pound 7 million of costs incurred in connection with the intended offer for Hidrocantabrico, included in other income - net. TXU Europe has indicated that if the Hidrocantabrico Board of Directors acted to suspend TXU Europe's political rights (including voting rights) in the Hidrocantabrico shares, TXU Europe would likely contest such suspension. TXU Europe has also indicated that it would support a full offer for Hidrocantabrico by a third party that has the support of Hidrocantabrico's Board of Directors and that, given terms favorable to TXU Europe, it would sell its interest in Hidrocantabrico.

2.     SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements of TXU Europe and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and on the same basis as the audited financial statements included in its 1999 Annual Report on Form 10-K and, in the opinion of TXU Europe's management, all adjustments, including the nonrecurring charges discussed elsewhere herein and other normal recurring accruals, necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to current classifications.

     Changes in Accounting Standards - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as extended by SFAS 137 (June 1999) and amended by SFAS 138 (June 2000), is effective for TXU Europe beginning January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value.

     The process relating to implementation of SFAS 133 has been ongoing since July 1999. To date, all derivatives within TXU Europe have been identified pursuant to SFAS 133 requirements. TXU Europe is in the process of designating, documenting and assessing hedging relationships, the majority of which are expected to result in cash-flow hedges that require TXU Europe to record the derivative assets or liabilities at fair value on its balance sheet with an offset in other comprehensive income to the extent the hedge is effective. Hedge ineffectiveness will be recorded in earnings. TXU Europe globally accounts for its trading activities on a mark-to-market basis, which, for the most part, will not be affected by the implementation of SFAS 133.

     TXU Europe continues to evaluate the impact of SFAS 133 as well as the ongoing implementation issues currently being addressed by the Derivatives Implementation Group. As a result, the direct financial impact of the application of hedge accounting under SFAS 133 and the transition adjustment on TXU Europe's financial position and results of operations has yet to be determined.

     Minority Interest - In the third quarter 2000, TXU Europe recalculated the minority interest in TXU Finance (No.2) Limited (TXU Finance) held by another subsidiary of TXU Corp. Results for the previous quarters of 2000 were restated to reflect the increase in net income resulting from the revisions in the minority interest calculations - pound 2 million increase in each of the quarters ended March 31, 2000 and June 30, 2000, respectively.

     Cash Flows - The following schedule details TXU Europe's cash-flow impact on certain investing activities:

                                                       Nine Months
                                                          Ended
                                                       September 30,
                                                           2000

                                                       pound million

  Acquisition of Norweb Energi and Other Businesses:

      Fair value of assets acquired . . . . . . . . .       164
      Fair value of liabilities assumed . . . . . . .      (479)
      Goodwill. . . . . . . . . . . . . . . . . . . .       634
                                                          ------
          Net cash used . . . . . . . . . . . . . . .       319
                                                          ======


3.   CHANGE IN ACCOUNTING PRINCIPLE - DEPRECIATION

     In the quarter ended September 30, 2000, TXU Europe implemented a change in the depreciation method for its distribution system assets as of December 31, 1999. Previously, distribution system assets were depreciated at a rate of 3% per annum for 20 years and then 2% per annum for the remaining 20 years. A straight line depreciation method has been implemented to better recognize the cost of the assets over the anticipated useful life of the assets. The cumulative effect of this change in accounting principle on periods prior to December 31, 1999 was an increase in net income of pound 7 million (net of pound 3 million in deferred taxes). The effect of the change for the nine months ended September 30, 2000 was to increase net income by pound 3.8 million (after a reduction for income taxes of pound 1.6 million) and for the three months ended September 30, 2000 was to increase net income by pound 1.3 million (net of pound 0.5 million reduction for taxes). Results for the previous quarters of 2000 were restated to reflect the increase in net income resulting from the adoption of the new accounting method - pound 1.3 million after-tax increase for the three months ended March 31, 2000 and pound
1.3 million after-tax increase for the three months ended June 30, 2000. The pro forma amounts of the prior periods presented herein, assuming the change in depreciation method had been applied retroactively to the beginning of each period, would not have differed significantly from the actual amounts presented.

     Also in the quarter ended September 30, 2000, TXU Europe revised the estimated useful economic lives of its distribution system assets. Such assets are now depreciated over a composite period of 50 years to reflect the age profiles underlying the current asset maintenance strategy. The effect of the change in estimate is not significant for the quarter ended September 30, 2000 and is not expected to be significant on an annual basis.

4.   RESTRUCTURING CHARGES AND OTHER COSTS

     During the nine months ended September 30, 2000, TXU Europe recorded restructuring charges and other costs of approximately pound 66 million pre-tax (pound 48 million after-tax). Of this amount, pound 59 million pre-tax (pound 41 million after-tax) of restructuring costs have been charged to operation and maintenance expense. Approximately pound 7 million for nondeductible costs incurred in connection with the offer for Hidrocantabrico have been included in other income - net.

     The restructuring costs consisted of asset writedowns and other exit and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits) primarily as a result of the creation of the 24seven joint venture and for certain other staff reorganizations. As of September 30, 2000, TXU Europe had recorded pre-tax redundancy costs of approximately pound 26 million related to voluntary termination benefits for 476 employees that have accepted the voluntary benefits. In addition, other pre-tax restructuring charges consisting of pound 16 million of asset writedowns and pound 17 million of other exit costs have been recorded. Further restructuring charges are expected to be incurred through the end of 2000. Separate redundancy costs associated with the voluntary termination benefits of employees of the recently acquired Norweb Energi have been included in the allocation of the purchase price as liabilities assumed in the acquisition.

     As of September 30, 2000, pound 19 million of redundancy costs and pound 9 million of other exit costs charged during the nine months then ended have been paid.

5.   SHORT-TERM FINANCING

     Short-term Facilities - In June 2000, TXU Europe renegotiated the terms and amounts it could borrow under a short-term facility. The amended facility allows for aggregate borrowings of euro 506 million which can be borrowed by TXU Europe (up to euro 200 million expiring November 30, 2000) and TXU Europe Group (up to euro 306 million expiring May 1, 2001) at variable interest rates based on LIBOR plus a margin. The amount outstanding at September 30, 2000 was euro 506 million (pound 303 million) at a weighted average annual interest rate of 5.30%.

     TXU Europe and TXU Finance, 90% owned by TXU Europe, have a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit
Agreement). In March 2000, the Tranche A 364-day revolving credit facility under the Sterling Credit Agreement expired. In May 2000, TXU Europe entered into a six-month pound 200 million revolving credit facility with a commercial bank to serve as a temporary replacement for the former Tranche A facility. Borrowings could be made in any available currency and interest was based on LIBOR plus a margin. As of September 30, 2000, euro267 million (pound 160 million) was outstanding at an annual interest rate of 5.28% and 1.452 billion Czech koruna (pound 24 million) was outstanding at an annual interest rate of 6.10%. The facility expired on October 30, 2000. The euro borrowings were paid with borrowings under the Tranche B revolving credit facility of the Sterling Credit Agreement, and the Czech koruna borrowings were paid down with cash proceeds on hand from the sale of SME and with borrowings of 1.275 billion Czech koruna (pound 21 million) from a new 1.5 billion Czech koruna facility which expires in April 2001.

     On August 23, 2000, TXU Europe entered into a new pound 300 million 364-day revolving credit facility that expires August 22, 2001. In connection with this new facility, Eastern Electricity reduced the limits under its separate revolving credit facility from pound 250 million to pound 150 million. There were no borrowings outstanding under either of these facilities at September 30, 2000.

     Accounts Receivable - Under facilities providing financing through trade accounts receivable, Eastern Electricity continually sells additional receivables to replace those collected. At September 30, 2000, accounts receivable of Eastern Electricity of pound 193 million had been sold under the program. A further pound 95 million, reflected as other short-term loans on the balance sheet, were collateralized by future receivables. These amounts bear interest at an annual rate, based on commercial paper rates plus a margin, which was 6.10% at September 30, 2000.

6.   LONG-TERM DEBT

     Lines of Credit - As of September 30, 2000, the amended Sterling Credit Agreement provides for borrowings of up to pound 1.075 billion and has two facilities: a pound 750 million term facility and a pound 325 million revolving credit facility (Tranche B), both of which terminate on March 2, 2003. The Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. As of September 30, 2000, pound 750 million of borrowings were outstanding under the term facility at an interest rate of 6.89% per annum. The outstanding Tranche B borrowing and interest rate in effect at September 30, 2000 consisted of 744 million Norwegian kroner (pound 56 million) at 7.76% per annum.

     TXU Europe has a euro2.0 billion Euro Medium Term Note (EMTN) program. Under the EMTN program, TXU Europe may from time to time issue notes in various currencies to one or more dealers in an aggregate principal amount of up to euro2.0 billion. On September 4, 2000, pound 100 million of EMTN notes were issued that are due September 4, 2001 and have an interest rate of 6.88%. As of September 30, 2000, pound 225 million of 7.25% Sterling Eurobonds due March 8, 2030, were also outstanding. In September 2000, an interest rate swap relating to the Sterling Eurobond borrowings was closed, and a replacement swap was entered into which converts the fixed interest rate to a floating rate based on LIBOR. The effective interest rate of the swap was 6.43% at September 30, 2000. On October 12, 2000, TXU Europe issued an additional pound 50 million as an extension of the 7.25% Sterling Eurobonds due March 8, 2030 and on October 25, 2000, issued pound 50 million of 7.25% EMTN notes due October 25, 2007.

     TXU Europe has various interest rate and currency swaps in effect on the US$1.5 billion Senior Notes that in effect change the interest rate on the borrowings from fixed to variable based on LIBOR and make interest and principal payable in sterling. In August 2000, TXU Europe entered into additional interest rate swaps on the Senior Notes that effectively convert the interest rate on the borrowings from variable back to a fixed rate payable in sterling. The weighted average interest rate in effect at September 30, 2000 was 6.61% and the fair value of these swaps was pound 11 million.

7.     PREFERRED SECURITIES OF SUBSIDIARY PERPETUAL TRUST

     In March 2000, TXU Europe Capital I, a statutory business trust, established as a financing subsidiary for TXU Europe, issued to investors US$150 million (pound 95 million) of 9 3/4% Trust Originated Preferred
Securities (Preferred Securities), in 6,000,000 units.   In a series of
related transactions, the proceeds from this issuance were invested in Preferred Partnership Securities issued by TXU Europe Funding I, L.P., a limited partnership of which TXU Europe is the general partner. TXU Europe Funding I, L.P. in turn, used those funds, along with a capital contribution of approximately US$26 million (pound 16 million) from TXU Europe, to purchase junior subordinated debentures issued by TXU Eastern Funding Company and TXU Europe Group. The Preferred Securities have a liquidation preference of US$25 per unit. The only assets of the trust are the Preferred Partnership Securities. The Trust has a perpetual existence, subject to certain termination events as provided in its Amended and Restated Trust Agreement. The Preferred Securities are subject to mandatory redemption upon payment of the Preferred Partnership Securities which may be redeemed at the option of TXU Europe, in whole, or in part, at any time on or after March 2, 2005. TXU Europe has issued certain limited guarantees of the Preferred Securities, the Preferred Partnership Securities and the junior subordinated debentures held by TXU Europe Funding I, L.P. The trust uses distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Securities.

8.   CONTINGENCIES

     Legal Proceedings - In February 1997, the official government representative of pensioners (Pensions Ombudsman) made a final determination against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme (ESPS). The determination related to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. These determinations were set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal and judgment was received. The judgment endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid has made an appeal to the House of Lords although the case is not likely to be heard until the first quarter of 2001. If a similar complaint were to be made against TXU Europe Group in relation to its use of actuarial surplus in its section of the ESPS, it would vigorously defend the action, ultimately through the courts.
However, if a determination were finally to be made against it and upheld by the courts, TXU Europe Group could have a potential liability to repay to its section of the ESPS an amount estimated by TXU Europe Group to be up to pound 45 million, exclusive of any applicable interest charges.

     On January 25, 1999, the Hindustan Development Corporation issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against The Energy Group PLC (TEG) (now Energy Holdings (No.3) Limited), claiming damages of pound 255 million for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. TXU Europe is vigorously defending this claim and cannot predict the outcome of these proceedings. The arbitration has been completed and the decision of the arbitrators is expected imminently.

     In August 2000, the Spanish Stock Market Commission announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases of Hidrocantabrico in order to avoid making a formal takeover bid. TXU Corp. was originally named as a party but is seeking its removal from these proceedings. If the two utilities are found to be in violation of Spanish securities law, they could face a substantial fine and other restrictions. The investigation is expected to last twelve to eighteen months. TXU Europe is unable to determine what impact there may be, if any, as a result of the investigation. TXU Europe and TXU Corp. believe there has been no violation of Spanish securities laws and are fully cooperating with the investigation.

     General - In addition to the above, TXU Europe and its subsidiaries are involved in various other legal and administrative proceedings which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

     Financial Guarantees - TXU Europe has guaranteed up to US$110 million (pound 75 million) at September 30, 2000 of certain liabilities that may be incurred and payable by the purchasers of its former US and Australian coal business and US Energy marketing operations sold in 1998 with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

     TEG entered into various guarantees of obligations of affiliates of its former subsidiary Citizens Power LLC (Citizens Power), arising under power purchase agreements and note purchase agreements in connection with various Citizens Power energy restructuring projects, as well as various indemnity agreements in connection with such projects. TXU Europe and Energy Holdings (No.3) Limited continue to be either the guarantor or the indemnifying party, as the case may be, under these various agreements.

9.     SEGMENT INFORMATION

     TXU Europe has two major businesses, energy and networks, which consist of three reportable operating segments. Beginning in 2000, as reflected in the tables below, the income contribution for each segment includes operating and other income on a US GAAP basis, before interest, income taxes, distributions and minority interests, after deducting a notional charge for the cost of capital (income before interest). Amounts for the three and nine months ended September 30, 1999 have been reclassified to conform to the new presentation.


                                Three Months Ended September 30,
                       ----------------------------------------------------
                                 2000                      1999
                       -------------------------  -------------------------
                                   Income before              Income before
                        Revenues      Interest     Revenues      Interest
                       ----------  -------------  ----------  -------------
                                         (pound million)


  Energy retail. . . .      483           40            449           20
  Portfolio tading
    and power. . . . .      490            8            227           19
                         ------        -----         ------        -----
      Total energy . .      973           48            676           39
                         ------        -----         ------        -----
  Networks . . . . . .       81           22             99           32
  Other. . . . . . . .        4           24             (3)           -
  Inter-segment
    eliminations . . .      (45)           -            (72)           -
                         ------        -----         ------        -----
       Total . . . . .    1,013           94            700           71
                         ======        -----         ======        -----
  Cost of capital
    elimination. . . .                    35                          35
  Unallocated
  corporate costs. . .                   (36)                        (25)
                                       -----                       -----
  Income before
  interest, income taxes,
  distributions and
  minority interest . .                   93                          81
                                       =====                       =====




                                 Nine Months Ended September 30,
                       ----------------------------------------------------
                                 2000                      1999
                       -------------------------  -------------------------
                                   Income before              Income before
                        Revenues      Interest     Revenues      Interest
                       ----------  -------------  ----------  -------------
                                         (pound million)


  Energy retail. . . .    1,411           72          1,619          (12)
  Portfolio tading
    and power. . . . .    1,439          142            987          248
                         ------        -----         ------        -----
      Total energy . .    2,850          214          2,606          236
                         ------        -----         ------        -----
  Networks . . . . . .      282          115            319          127
  Other. . . . . . . .       21           55              4            2
  Inter-segment
    eliminations . . .     (168)           -           (243)           -
                         ------        -----         ------        -----
       Total . . . . .    2,985          384          2,686          365
                         ======        -----         ======        -----
  Cost of capital
    elimination. . . .                   112                         103
  Unallocated
  corporate costs. . .                  (121)                       (109)
                                       -----                       -----
  Income before
  interest, income taxes,
  distributions and
  minority interest . .                  375                         359
                                       =====                       =====



INDEPENDENT ACCOUNTANTS' REPORT

TXU Europe Limited:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Europe Limited and subsidiaries (TXU Europe) as of September 30, 2000, and the related condensed statements of consolidated income and of comprehensive income for the three-month and nine-month periods ended September 30, 2000 and 1999, and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of TXU Europe's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Europe as of December 31, 1999, and the related consolidated statements of income, comprehensive income, cash flows and common stock equity for the year then ended (not presented herein); and in our report dated February 16, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 3 to the financial statements, in the quarter ended September 30, 2000 TXU Europe changed its method of computing depreciation.


DELOITTE & TOUCHE
London, England
November 6, 2000

               TXU EUROPE LIMITED AND SUBSIDIARIES
Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations


ACQUISITIONS AND OTHER CHANGES IN THE BUSINESS

     On August 3, 2000, TXU Europe announced its unconditional purchase of United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc) for pound 310 million. Total consideration, including direct costs of the acquisition, was pound 353 million. Financing was provided through existing bank lines and cash balances on hand. TXU Europe's existing supply business, through its wholly-owned subsidiary Eastern Energy Limited (Eastern Energy), has 2.7 million electricity and 0.7 million gas customers. Combined with Norweb Energi's 1.8 million electricity and 0.4 million gas customers, the acquisition created the UK's second largest energy retailer with approximately 5.6 million customer accounts at the time of acquisition. The transaction also includes the assumption of certain of Norweb Energi's obligations, including its two power purchase agreements, which will be integrated into TXU Europe's energy portfolio. The agreements provide for purchase of power by TXU Europe at prices that are currently above market. On October 13, 2000, the Secretary of State for Trade and Industry announced he would not refer the acquisition to the Competition Commission, thereby granting regulatory approval for the acquisition.

     The agreement for the purchase of Norweb Energi includes the eventual transfer of the current Norweb plc Public Electricity Supply (PES) license-area customers (franchise or "in area" customers) and the transfer of Norweb plc's interest in the power purchase agreements to TXU Europe Group. TXU Europe expects contracts with Norweb plc PES customers to be in place under the Utilities Bill in early 2001. Meanwhile, Norweb plc's economic interest in the franchise customers and power purchase agreements are effectively passed to Eastern Energy through an agency agreement. All of Norweb plc's "out-of-area" electricity and all gas customers were transferred to TXU Europe Group on August 3, 2000.

     The acquisition of Norweb Energi is being accounted for as a purchase business combination. The assets and liabilities of Norweb Energi at the acquisition date have been adjusted to their estimated fair values. The process of determining the fair value of assets and liabilities of Norweb Energi has not been completed; however, the excess of the purchase consideration plus acquisition costs over a preliminary estimate of net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of pound 634 million which is being amortized over 20 years. This amount is subject to revision as additional information about the fair value of Norweb Energi's assets acquired and liabilities assumed becomes available. The final determination of the purchase accounting adjustments requires additional information and analysis, which is ongoing and is expected to be completed within one year of the acquisition date. The results of operations of Norweb Energi are reflected in the consolidated financial statements of TXU Europe from the August 3, 2000 effective date of the acquisition.

     Also on August 3, 2000, TXU Europe announced that its subsidiary, Eastern Energy, had contracted its customer services functions to Vertex Data Science Limited (Vertex), United Utilities plc's customer services business. Customer services include call centers, billing, credit management and debt collection. Eastern Energy's 1,335 customer services staff transferred to Vertex on September 1, 2000.

     On July 13, 2000, TXU Europe announced it had agreed to buy 51% of Stadtwerke Kiel AG, a German municipal utility, for approximately pound 143 million. The state parliament of Kiel unanimously approved the sale and approval has been received from the European Union regulators. The closing of the acquisition will be in January 2001. The city government of Kiel, the state capital, will retain the remaining 49% of the utility, which has approximately 250,000 gas and electricity customers, 175 megawatts of power generation and 2.7 billion cubic feet of gas storage capacity.

     Upon receiving final approval from the Office of Gas and Electricity Markets covering England, Scotland and Wales (OFGEM) in March 2000, TXU Europe Group and EDF London Investments plc, a subsidiary of

Electricite de France, created an equally held joint venture company, named "24seven", for the management, operation and maintenance of their subsidiaries' respective electricity distribution networks. The new joint venture began operations on April 7, 2000. TXU Europe accounts for its investment in 24seven by the equity method of accounting. 24seven serves over five million electricity customers in London and the eastern counties of England. Employees of the joint venturers' subsidiaries, Eastern Electricity plc (Eastern Electricity) and London Electricity plc, have been transferred to 24seven. The physical distribution system assets, as well as all operating licenses, continue to be separately owned by Eastern Electricity and London Electricity plc, respectively. (See Note 4 to Financial Statements for a discussion of restructuring and other costs.)

     On August 31, 2000, TXU Europe completed the sale of its interest in Severomoravska energetika, a.s. (SME) for total proceeds of approximately pound 51 million. The sale was carried out to redeploy capital within the energy portfolio to maximize returns across Europe. TXU recognized a pre-tax gain of pound 20 million from the sale, which has been recorded in other income - net. The realized gain was computed on the basis of costs specifically identified. The investment in SME was previously accounted for as a marketable security available for sale, and the amount of holding gains that were previously recorded in other comprehensive income has been reclassified as realized gains.

     In March 2000, TXU Europe (Espana) S.L., a subsidiary of TXU
Europe, announced its intention to make a cash offer to acquire all of the shares of Hidroelectrica del Cantabrico, SA (Hidrocantabrico) that TXU Europe did not then own. Later in March 2000, after a competing bid had been issued, TXU Europe announced that it would not pursue its offer. In a series of private transactions since that date, TXU Europe acquired additional shares in Hidrocantabrico and currently directly or indirectly holds approximately 19.2% of the outstanding shares. TXU Europe has a purchase option to acquire an additional 4.9% of the stock in Hidrocantabrico currently held by Electrabel SA (Electrabel), an electricity company in Belgium, if Electrabel elects to sell its interests in Hidrocantabrico to another company during a one year period beginning July 4, 2000. TXU Europe is subject to a conditional put option by which it can be required to purchase the 10% interest in Hidrocantabrico held by Electrabel to the extent Electrabel is required to dispose of its holding in Hidrocantabrico by the European Union or Spanish Competition Authorities during a one year period beginning July 4, 2000. The conditions of this put option include a reasonable notice period before execution. TXU Europe would not consequently hold 25% or more of Hidrocantabrico as a result. Results of operations for the nine months ended September 30, 2000 include approximately pound 7 million of costs incurred in connection with the intended offer for Hidrocantabrico, included in other income - net. TXU Europe has indicated that if the Hidrocantabrico Board of Directors acted to suspend TXU Europe's political rights (including voting rights) in the Hidrocantabrico shares, TXU Europe would likely contest such suspension. TXU Europe has also indicated that it would support a full offer for Hidrocantabrico by a third party that has the support of Hidrocantabrico's Board of Directors and that, given terms favorable to TXU Europe, it would sell its interest in Hidrocantabrico.

     In August 2000, the Spanish Stock Market Commission announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases of Hidrocantabrico in order to avoid making a formal takeover bid. TXU Corp. was originally named as a party but is seeking its removal from these proceedings. If the two utilities are found to be in violation of Spanish securities law, they could face a substantial fine and other restrictions. The investigation is expected to last twelve to eighteen months. TXU Europe is unable to determine what impact there may be, if any, as a result of the investigation. TXU Europe and TXU Corp. believe there has been no violation of Spanish securities laws and are fully cooperating with the investigation.

     TXU Europe has disclosed over the last twelve months that its strategy in the UK market is to rebalance its energy portfolio through retail growth, long term wholesale sales and, possibly, physical plant disposal. TXU Europe continues to review its energy portfolio within the UK. During the nine-month period of 2000, TXU Europe has completed the acquisition of Norweb Energi and announced that it would seek bids for its UK power and North Sea gas assets, in order to evaluate whether their value would be maximized through retention or disposal of these assets. There has been no indication of an impairment of these assets. Divestment processes continue and it is expected that a further update will be made in the fourth quarter of 2000 or in early 2001. No decisions have been made as to whether disposals will actually take place.

     TXU Europe will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will dispose of certain assets to allow redeployment of resources into faster growing opportunities in an effort to enhance its long-term return. However, the current focus is on integration of recently acquired businesses (Norweb and Kiel) and selective asset disposal projects with no current plans for any additional acquisitions until those projects are complete.

RESULTS OF OPERATIONS

          Results for the three and nine-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU Europe have occurred subsequent to year-end other than as disclosed in other reports of TXU Europe or included herein.

Nine months ended September 30, 2000 compared with nine months ended September 30, 1999

     Overview - Net income for the nine months ended September 30, 2000 was pound 76 million compared with pound 71 million for the same period in 1999. Included in net income for the 2000 period is pound 7 million (net of deferred taxes of pound 3 million) for the cumulative effect on periods prior to December 31, 1999 of a change in the method of depreciating distribution system assets from an accelerated method to a straight line method.
Previously reported quarters of 2000 have also been restated to reflect the new method from January 1, 2000 as well as the restatement in calculating minority interest as described in Note 2 to Financial Statements.
Income before interest, income taxes, distributions and minority interest (income before interest) was pound 375 million for the nine months ended September 30, 2000 compared with pound 359 million for the same period of 1999. Revenues of pound 3.0 billion for the nine months 2000 were up 11% compared with the pound 2.7 billion for the nine months of 1999. The results for Norweb Energi are included since the August 3, 2000 date of acquisition and Norweb Energi contributed pound 151 million in revenues and pound 10 million in income before interest.

     The improvement in income before interest for the nine-month period in 2000 was a result of the strong performance of continental European operations, in particular increased energy trading activities, with relatively stable results from the UK and other business units. The strong continental European performance was partially offset by higher unallocated corporate costs, mainly amortization of goodwill and restructuring costs. Within continental Europe, income before interest from Nordic operations in the nine-month period in 2000 rose pound 17 million over the comparable 1999 period while energy trading in the rest of Europe rose pound 19 million over the same period. Energy trading operations in continental Europe are typically accounted for on a mark to market basis.

     Income before interest from UK and other operations for the nine months ended September 30, 2000 remained relatively stable, despite the adverse effects of the OFGEM Distribution Price Review (pound 44 million), which became effective from April 1, 2000, and difficult UK wholesale market conditions. These effects have mostly been mitigated by operating cost savings and the gains from the selective sale of various assets including the sales of the investment in SME and the metering business to maximize value as part of the continued reshaping of TXU Europe's portfolio of energy activities. Other ongoing steps taken to further mitigate these factors include the acquisition of Norweb Energi to increase the customer base, renewed retail marketing efforts, review of selective disposal of assets to maximize asset value and continued cost reduction programs and organizational changes in the UK aimed at lowering operating costs.

     TXU Europe's results for the nine-month period of 2000 included costs of pound 66 million (pound 48 million after-tax), mostly for restructuring charges associated with the creation of the joint venture to operate TXU Europe Group's distribution system (24seven) as that business continues the process of streamlining its merged operations and for other staff reorganizations, and for costs associated with the offer for Hidrocantabrico. The nine-month period for 2000 reflects a reduction in depreciation expense of approximately pound 17 million (pound 12 million after-tax) resulting from the application of the new depreciation method and change in the estimated lives of distribution system assets (see Note 3 to Financial Statements).

     Excluding the pound 59 million of restructuring costs included in the nine months ended September 30, 2000, operating and maintenance expenses were pound 366 million compared with pound 385 million for the same period of 1999. The reduction from the 1999 nine-month period reflects the underlying benefits of staff reductions and other exit costs and on-going cost savings programs throughout TXU Europe partially offset by the inclusion of Norweb Energi. As of September 30, 2000, pound 19 million of redundancy (severance) costs and pound 9 million of other exit costs charged during the nine months then ended have been paid.

     Depreciation expense for future periods will be lower than comparable 1999 periods as a result of the change in depreciation method and change in estimated lives adopted as of the beginning of the year. As a result of the acquisition of Norweb Energi, amortization of goodwill is expected to be higher in future periods.

     Other income - net for the nine months ended September 30, 2000 primarily includes the gains from the sale of assets and other investments aggregating pound 58 million pre-tax (pound 41 million after-tax), plus other gain transactions, equity in earnings of joint ventures and dividend income from other investments partially offset by costs associated with the intended offer for Hidrocantabrico.

      Interest expense for the nine months ended September 30, 2000 was higher than for the same period for 1999 primarily due to higher variable interest rates and a higher level of debt.

     Total income tax expense of TXU Europe for the nine months ended September 30, 2000 was pound 57 million compared with pound 68 million for the nine months ended September 30, 1999. The effective tax rate in both periods is affected by amortization of goodwill and other non-deductible expenses primarily related to a capital lease. The effective tax rate in the 2000 period is also adversely impacted by non-deductible expenses related to the Hidrocantabrico offer.

     The 2000 period includes the charges for quarterly distributions on the preferred securities issued by TXU Europe Capital I in March 2000.

     See Note 9 to Financial Statements for information on revenues and income before interest by operating segment.

     Energy retail - The results of Norweb Energi are included in the Energy retail segment from acquisition date on August 3, 2000. Revenues for the nine months ended September 30, 2000 are pound 1,411 million compared with pound 1,619 million for the nine months ended September 30 1999. The decrease is due to a reduction in the Eastern Energy retail business (pound 359 million) offset by the addition of revenues from the Norweb Energi business (pound 151 million). The decrease in the Eastern Energy business is due to a reduction in customers in the residential market, reflecting intense competition, and to lower electricity volumes sold in the industrial and commercial markets as part of a focus on retaining more profitable customers and selling volumes in the wholesale market at better price levels.

     Income before interest for the nine months ended September 30, 2000 was pound 72 million compared with a loss of pound 12 million for the same period in 1999. The increase from the prior year includes the contribution from the Norweb Energi business (pound 10 million). The remaining improvement is attributable to the Eastern Energy business which was primarily due to a change in the basis of calculating the prices charged for the intracompany transfer of electricity and gas from the portfolio trading and power segment (pound 60 million), favorable price margin variances (pound 28 million) and operating cost savings (pound 16 million), partially offset by adverse variances due to the decrease in customers (pound 41 million) and restructuring charges (pound 3 million).

     TXU Europe may vary the basis of transfer pricing (i.e. prices charged for electricity from the portfolio trading and power segment to the energy retail segment) to reflect changes in markets, prices and other current economic conditions.

      Portfolio trading and power - Revenues for the nine months ended
September 30, 2000 were pound 1,439 million compared with pound 987 million for the nine months ended September 30 1999. The increase is mainly attributable to the expansion of trading operations in continental Europe. Wholesale electricity and gas activity for the nine months ended September 30, 2000 has increased substantially, up 91% and 147%, respectively, from the same period of 1999, as shown in the operating statistics table below. Owing to the nature of the trading activity and the instruments involved, the increase in wholesale energy sales is not fully reflected in trading operation revenues, as these trading sales are recognized at the gross margin level.

     Income before interest for the nine months ended September 30, 2000 was pound 142 million compared with pound 248million for the nine months ended September 30, 1999. The decrease in income is primarily due to lower margins on UK sales partially offset by an increase in contribution from trading operations in continental Europe (pound 55 million), the change in the basis of calculating the prices charged to the Energy Retail segment for the intracompany transfer of electricity and gas (pound 60 million) and restructuring charges (pound 9 million). Operating cost savings (pound 18 million) were partially offsetting.

      Networks - Revenues were pound 282 million for the nine months ended September 30, 2000 compared with pound 319 million for the nine months ended September 30, 1999. The decrease primarily reflects the adverse impact of OFGEM Distribution Price Controls, which became effective April 1, 2000, partially offset by higher unit sales in 2000 compared with 1999.

     Income before interest for the nine months ended September 30, 2000 was pound 115 million compared with pound 127 million for the nine months ended September 30, 1999. The decrease is due primarily to a reduction in revenues as a result of the impact of Distribution Price Controls on revenues (pound 44 million) offset by savings on operating costs (pound 25 million). Operating cost savings include the reduction in depreciation expense following the adoption of the new depreciation method and change in estimated asset lives as well as cost savings which have arisen because of the new cost structure following the joint venture implementation.

      Other - Income before interest from other business operations was pound 55 million in the nine months ended September 30, 2000 compared with pound 2 million for the nine months ended September 30, 1999. The increase primarily reflects the disposal of the metering business of TXU Europe and the sale of TXU Europe's investment in SME.

     Unallocated corporate costs for the nine months ended September 30, 2000 include amortization of goodwill and restructuring costs incurred, net of aggregate gains on sales of other investments and other gain transactions. Three months ended September 30, 2000 compared with three months ended September 30, 1999

Three months ended September 30, 2000 compared with three months ended September 30, 1999

     Overview - For the three months ended September 30, 2000 there was a net loss of pound 2 million compared with a loss of pound 5 million for the same period in 1999. Income before interest was pound 93 million for the three months ended September 30, 2000 compared with pound 81 million for the same period of 1999. Revenues for the three months of 2000 were pound 1.0 billion compared with pound 700 million for the same period of 1999. Included in the financial results for the three months ended September 30, 2000 are the results for Norweb Energi since the August 3, 2000 date of acquisition. Norweb Energi contributed pound 151 million in revenues and pound 10 million in income before interest.

     The improvement in income before interest for the three-month period in 2000 was a result of the strong performance of continental European operations, in particular increased energy trading activities, with net flat results from the UK and other business units. The strong continental European performance was partially offset by higher unallocated corporate costs, mainly amortization of goodwill and restructuring costs. Within continental Europe, income before interest from Nordic operations in the three-month period in 2000 rose by pound 7 million over the comparable 1999 period while energy trading in the rest of Europe rose by pound 17 million over the same period.

     Income before interest from UK and other operations for the three months ended September 30, 2000 remained relatively unchanged, despite the adverse effects of the OFGEM Distribution Price Review (pound 22 million), which became effective from April 1, 2000, and difficult UK wholesale market conditions. These effects have been mitigated by operating cost savings and the gain from the sale of the investment in SME.

     The increase in energy costs and operation and maintenance expenses for the three months ended September 30, 2000 compared with the three months of 1999 are primarily due to the inclusion of operations of Norweb Energi. Lower depreciation and other amortization costs reflect the change in depreciation method and estimated useful lives. Higher goodwill amortization is due to the Norweb Energi acquisition. Included in other income - net for the 2000 quarter was the gain from the sale of the investment in SME (pound 20 million pre-tax) plus other gain transactions, equity in earnings of joint ventures and dividend income from other investments.

      Energy retail - The results of Norweb Energi are included in the Energy retail segment from acquisition on August 3, 2000. Revenues for the combined retail activity for the three months ended September 30, 2000 are pound 483 million compared with pound 449 million for the three months ended September 30 1999. The increase is due to revenues from the Norweb Energi business (pound 151 million) partially offset by a reduction in the Eastern Energy retail business (pound 116 million). Eastern Energy revenues were lower due to a reduced number of customers in the residential market and reduction in electricity sold in the industrial and commercial markets as a result of competition and a focus on retaining more profitable customers.

     Income before interest for the three months ended September 30, 2000 was pound 40 million compared with pound 20 million for the three months ended September 30, 1999. The increase from the prior year reflects the income from the Norweb Energi business (pound 10 million) and an increase in the Eastern Energy business. This increase in Eastern Energy business is primarily due to a change in the basis of calculating the prices charged for the intracompany transfer of electricity and gas from the portfolio trading and power segment (pound 19 million) and operating cost savings (pound 3 million) partially offset by adverse price margin variances, the decrease in the number of customer accounts and restructuring charges.

     Portfolio trading and power - Revenues for the three months ended September 30, 2000 were pound 490 million compared with pound 227 million for the three months ended September 30 1999. The increase is mainly attributable to the expansion of trading operations in mainland Europe. Wholesale electricity and gas activity for the three months ended September 30, 2000 has increased substantially, up 234% and 198%, respectively, from the same period of 1999 as shown in the operating statistics table below. Owing to the nature of the trading activity and the instruments involved, the increase in wholesale energy sales is not fully reflected in trading operation revenues as these trading sales are recognized at the gross margin level.

     Income before interest for the three months ended September 30, 2000 was pound 8 million compared with pound 19 million for the three months ended September 30, 1999. The decrease in income is primarily due to the change in the basis of calculating the prices charged to the Energy retail segment for the intracompany transfer of electricity and gas (pound 19 million) partially offset by operating cost savings (pound 6 million) and a net increase in contribution from trading operations in continental Europe despite lower margins on UK sales (pound 2 million).

     Networks - Revenues were pound 81 million for the three months ended September 30, 2000 compared with pound 99 million for the three months ended September 30, 1999. The decrease primarily reflects the effect of the OFGEM Distribution Price Controls, which became effective April 1, 2000. This has been partially offset by higher unit sales.

     Income before interest for the three months ended September 30, 2000 was pound 22 million compared with pound 32 million for the three months ended September 30, 1999. The decrease is primarily due to lower revenues mainly as a result of the impact of the OFGEM Distribution Price Controls (pound 22 million), partially offset by operating cost savings (pound 8 million). Operating cost savings mainly reflect the impact of reduced depreciation expense resulting from the change in method and estimated asset lives as well as increased efficiencies from the restructuring for 24seven.

     Other - Income before interest from other business operations was pound 24 million in the three months ended September 30, 2000 compared with no income for the three months ended September 30, 1999. The increase primarily reflects the pre-tax gain on sale of TXU Europe's investment in SME (pound 20 million).

     Unallocated corporate costs for the three months ended September 30, 2000 include amortization of goodwill and restructuring costs incurred, net of aggregate gains on other transactions of approximately pound 4 million pre-tax.

OPERATING STATISTICS *

                                          Three Months Ended September 30,    Nine Months Ended September 30,
                                         ---------------------------------   ---------------------------------

                                               2000              1999               2000             1999
                                         ----------------  ---------------   ----------------  ---------------
SALES VOLUMES

Electricity (gigawatt-hours) - (GWh):
  Industrial and commercial. . . . . . .       5,350             5,203             12,541           15,856
  Residential. . . . . . . . . . . . . .       3,950             3,127             10,923           11,809
                                             -------           -------            -------          -------
      Total electricity. . . . . . . . .       9,300             8,330             23,464           27,665
                                             =======           =======            =======          =======
Gas (billion cubic feet)-(Bcf):
  Industrial and commercial. . . . . . .           8                12                 39               56
  Residential. . . . . . . . . . . . . .           7                 5                 35               31
                                             -------           -------            -------          -------
      Total gas. . . . . . . . . . . . .          15                17                 74               87
                                             =======           =======            =======          =======

Wholesale energy sales:
  Electricity (GWh). . . . . . . . . . .      51,787            15,527            109,485           57,286
                                             =======           =======            =======          =======
  Gas (Bcf). . . . . . . . . . . . . . .         316               106                777              314
                                             =======           =======            =======          =======
Electricity units distributed (GWh). . .       7,274             7,103             24,099           24,309
                                             =======           =======            =======          =======

CUSTOMERS (end of period- in thousands)
  Electricity (retail) . . . . . . . . .       4,421             3,026
  Gas. . . . . . . . . . . . . . . . . .       1,114               821


 * Includes results of Norweb Energi from date of acquisition August 3, 2000.


Comprehensive Income

     The unrealized holding gains on investments in the nine - month period ended September 30, 2000 are primarily related to the substantial appreciation in market value of the investments in marketable equity securities of Hidrocantabrico and SME. Upon the sale of SME, the previously unrealized holding gains accumulated in other comprehensive income of pound 14 million (net of taxes of pound 6 million) were reclassified to other income - net.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2000 compared with nine months ended September 30, 1999

     For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Europe's 1999 Form 10-K. Results for the nine-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU Europe have occurred subsequent to year-end other than as disclosed in other reports of TXU Europe or included herein.

     Net cash generated by operating activities was pound 348 million for the nine months ended September 30, 2000 compared with pound 447 million for the same period of 1999. Changes in operating assets and liabilities provided pound 114 million for the nine months ended September 30, 2000 compared with pound 216 million for the same period of 1999. The amount for the 1999 nine-month period includes pound 255 million, representing the sale of accounts receivables under a receivables financing program revised in March 1999, that previously had used the receivables as collateral on short-term borrowings. Cash flows provided by operating activities before changes in operating assets and liabilities were pound 234 million for the nine months in 2000 and pound 231 million for the nine months in 1999.

     Cash used in investing activities was pound 514 million for the nine months ended September 30, 2000 compared with pound 347 million for the same period of 1999. For the nine months ended September 30, 2000, acquisitions of businesses (primarily Norweb Energi) were pound 319 million. Construction expenditures were pound 162 million for the nine months ended September 30, 2000 compared with pound 286 million for the nine-month period of 1999. Cash used for investments in 2000 of pound 152 million primarily reflects the purchase of additional shares in Hidrocantabrico. The 1999 period included pound 61 million for investments primarily in other European assets. Proceeds from the sales of businesses and other investment assets were pound 123 million for the nine months of 2000.

     Cash provided by financing activities for the nine months ended September 30, 2000 was pound 112 million compared with cash used of pound 206 million for the same period of 1999. For the first nine months of 2000, long-term debt borrowings were pound 724 million (including pound 325 million in new borrowings under the EMTN program) and repayments of long-term debt were pound 881 million (primarily to pay down the Tranche B borrowings). In addition, there was pound 95 million of Preferred Securities of Subsidiary Perpetual Trust issued in March 2000. For the nine months ended September 30, 1999, borrowings of long-term debt were approximately pound 2.0 billion and repayments were approximately pound 1.8 billion, reflecting the refinancing of the original TXU Corp. acquisition financing. For the nine months ended September 30, 2000, changes in short-term bank loans and other short-term loans provided pound 184 million compared with repayments of pound 376 million in the 1999 period. The 1999 repayments were made primarily from the proceeds of the sale of receivables mentioned above. The short-term borrowings in the second quarter of 2000 were used primarily to finance the purchase of the additional Hidrocantabrico shares.

Financing Arrangements

     In June 2000, TXU Europe renegotiated the terms and amounts it could borrow under a short-term facility. The amended facility allows for aggregate borrowings of euro506 million which can be borrowed by TXU Europe (up to euro200 million expiring November 30, 2000) and TXU Europe Group (up to euro306 million expiring May 1, 2001) at variable interest rates based on LIBOR plus a margin. The amount outstanding at September 30, 2000 was euro506 million (pound 303 million) at a weighted average annual interest rate of 5.30%.

     TXU Europe and TXU Finance (No.2) Limited (TXU Finance), 90% owned by TXU Europe, have a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). In March 2000, the Tranche A 364-day revolving credit facility under the Sterling Credit Agreement expired. In May 2000, TXU Europe entered into a six-month pound 200 million revolving credit facility with a commercial bank to serve as a temporary replacement for the former Tranche A facility. Borrowings could be made in any available currency and interest was based on LIBOR plus a margin. As of September 30, 2000, euro267 million (pound 160 million) was outstanding at an annual interest rate of 5.28% and 1.452 billion Czech koruna (pound 24 million) was outstanding at an annual interest rate of 6.10%. The facility expired on October 30, 2000. The euro borrowings were paid with borrowings under the Tranche B revolving credit facility of the Sterling

Credit Agreement, and the Czech koruna borrowings were paid down with cash proceeds on hand from the sale of SME and with borrowings of 1.275 billion Czech koruna (pound 21 million) from a new 1.5 billion Czech koruna facility which expires in April 2001.

     On August 23, 2000, TXU Europe entered into a new pound 300 million 364-day revolving credit facility that expires August 22, 2001. In connection with this new facility, Eastern Electricity reduced the limits under its separate revolving credit facility from pound 250 million to pound 150 million. There were no borrowings outstanding under either of these facilities at September 30, 2000.

     TXU Europe has a euro2.0 billion Euro Medium Term Note (EMTN) program. Under the EMTN program, TXU Europe may from time to time issue notes in various currencies to one or more dealers in an aggregate principal amount of up to euro2.0 billion. On September 4, 2000, pound 100 million of EMTN notes were issued that are due September 4, 2001 and have an interest rate of 6.88%. As of September 30, 2000, pound 225 million of 7.25% Sterling Eurobonds due March 8, 2030, were also outstanding. In September 2000, an interest rate swap relating to the Sterling Eurobond borrowings was closed, and a replacement swap was entered into which converts the fixed interest rate to a floating rate based on LIBOR. The effective interest rate of the swap was 6.43% at September 30, 2000. On October 12, 2000, TXU Europe issued an additional pound 50 million as an extension of the 7.25% Sterling Eurobonds due March 8, 2030 and on October 25, 2000, issued pound 50 million of 7.25% EMTN notes due October 25, 2007.

     TXU Europe has various interest rate and currency swaps in effect on the US$1.5 billion Senior Notes that in effect change the interest rate on the borrowings from fixed to variable based on LIBOR and make interest and principal payable in sterling. In August 2000, TXU Europe entered into additional interest rate swaps on the Senior Notes that effectively convert the interest rate on the borrowings from variable back to a fixed rate payable in sterling. The weighted average interest rate in effect at September 30, 2000 was 6.61% and the fair value of these swaps was pound 11 million.

     See Notes 5 and 6 to Financial Statements for more information concerning available sources of short-term and long-term financing.

     TXU Europe, through a financing subsidiary, is currently negotiating a euro300 million (pound 200 million) financing to be secured by drawings on its existing EMTN facility. Proceeds will be used primarily for debt reduction plus general corporate purposes. This transaction is expected to close in late November 2000.

Regulation and Rates

      Utilities Bill - The Utilities Bill received Royal Assent (which is necessary to its enactment) at the end of July 2000. The implementation of this legislation will result in the replacement of the existing Public Electricity Supply (PES) License with separate Distribution and Supply Licenses which must be held by separate legal entities within TXU Europe Group. Work is currently under way to finalize the transfer schedules conveying assets from the existing PES License holder to the new entities. The Utilities Bill also underpins the introduction of NETA (see below).

     New Electricity Trading Arrangements (NETA) - Following a comprehensive reassessment of the timetable for completion of all the necessary testing, the implementation of NETA is now scheduled to commence on March 27, 2001, although the date may be revised at year end based on the progress in the ability of participants to communicate with the central systems being installed. Under NETA, for those companies wishing to buy and sell electricity, the arrangements provide the freedom to enter into directly negotiated contracts instead of having to trade through a central electricity pool. It is expected that under the new arrangements bulk electricity will be traded on one or more exchanges and through a variety of bilateral and multilateral contracts and that market participants will include not only generators and suppliers but also traders with physical positions, i.e. energy wholesalers.

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

     TXU Europe is working to improve its demand forecasting process that will, in turn, be used to determine its exposure to the NETA balancing mechanism. The new processes include software designed to enable TXU Europe to schedule its power stations in a commercially optimal manner. The implementation phase continues to be a challenge for all market participants as the requirements for testing data systems are defined and a roll-out program has been established.

     TXU Europe has participated in the development program for the Balancing and Settlement framework over a period of approximately eighteen months and has completed its procurement process for its own new systems requirements. TXU Europe has established a major acceptance testing program, which will ensure that the new TXU Europe systems capabilities meet market requirements and that they successfully interface and integrate with the central systems. The expenditure on NETA for the year 2000 will be approximately pound 5 million, some of which will be capitalized, with ongoing system support costs of less than pound 1 million annually.

     TXU Europe is unable to determine, at this time, what impact the implementation of NETA will have on its financial position, results of operations or cash flows.

     Good Behavior License Condition - TXU Europe accepted the generation license condition designed to avoid "market abuse" after lengthy discussion with the UK regulator. Two other companies (AES and British Energy) have been referred to the Competition Commission by the UK regulator for refusing to accept the condition. The Competition Commission is expected to report in November 2000 and OFGEM has undertaken that if the Competition Commission concludes that the proposed license condition is not necessary, or needs modification, the appropriate amendments will also be made to the licenses of those generators that have already accepted the condition, including TXU Europe. During the summer of 2000, OFGEM used the license condition to force another generating company to return to operations a generating plant that was not made available to the system operator. OFGEM had concluded that plant expenses could have been recovered through available revenues. OFGEM also investigated the temporary unavailability of certain TXU Europe generating plants during the summer period but did not take any action. At this stage it is not expected that the license condition will have any material financial impact on TXU Europe.

CHANGES IN ACCOUNTING STANDARDS

     Changes in Accounting Standards - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as extended by SFAS 137 (June 1999) and amended by SFAS 138 (June 2000), is effective for TXU Europe beginning January 1, 2001.

SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value.

     The process relating to implementation of SFAS 133 has been ongoing since July 1999. To date, all derivatives within TXU Europe have been identified pursuant to SFAS 133 requirements. TXU Europe is in the process of designating, documenting and assessing hedging relationships, the majority of which are expected to result in cash-flow hedges that require TXU Europe to record the derivative assets or liabilities at fair value on its balance sheet with an offset in other comprehensive income to the extent the hedge is effective. Hedge ineffectiveness will be recorded in earnings. TXU Europe globally accounts for its trading activities on a mark-to-market basis, which, for the most part, will not be affected by the implementation of SFAS 133.

     TXU Europe continues to evaluate the impact of SFAS 133 as well as the ongoing implementation issues currently being addressed by the Derivatives Implementation Group. As a result, the direct financial impact of the application of hedge accounting under SFAS 133 and the transition adjustment on TXU Europe's financial position and results of operations has yet to be determined.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The information required hereunder is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the TXU Europe 1999 Form 10-K and is therefore not presented herein. Certain changes in interest rate risk management resulting from financing transactions since the end of 1999 are discussed in Note 6 to the Financial Statements. Other than as described below, since December 31, 1999 there has been no significant change in the contractual terms and notional amounts of foreign currency contracts as disclosed in the TXU Europe 1999 Form 10-K. The estimated fair value of such contracts has improved to a favorable pound 93 million at September 30, 2000 compared with an unfavorable pound 23 million at December 31, 1999. This change in estimated valuation is principally the result of the impact on the currency swaps in place on US dollar denominated debt resulting from the decline in the exchange rate for UK pound sterling into US dollars since December 31, 1999.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings


     In August 2000, the Spanish Stock Market Commission announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases of Hidrocantabrico in order to avoid making a formal takeover bid. TXU Corp. was originally named as a party but is seeking its removal from these proceedings. If the two utilities are found to be in violation of Spanish securities law, they could face a substantial fine and other restrictions. The investigation is expected to last twelve to eighteen months. TXU Europe is unable to determine what impact there may be, if any, as a result of the investigation. TXU Europe and TXU Corp. believe there has been no violation of Spanish securities laws and are fully cooperating with the investigation.

     For a discussion of legal matters that have been settled since December 31, 1999, refer to Item 1. Legal Proceedings included in the Form 10-Q of TXU Europe Limited for the Quarter Ended June 30, 2000.

Item 6. Exhibits and Reports On Form 8-K


  (a) Exhibits filed as a part of Part II are:

        4(a) Pricing Supplement with respect to pound 100,000,000 6.88% Notes due 2001 pursuant to the euro 2,000,000,000 Euro Medium Term Note Programme (EMTN Program).

        4(b) Pricing Supplement with respect to pound 50,000,000 7.25% Notes due 2030 issued pursuant to the EMTN Program.

        4(c) Pricing Supplement with respect to pound 50,000,000 7.25% Notes due 2007 issued pursuant to the EMTN Program.

       10(a)  Agreement dated August 23, 2000, supplemental to a Facilities
               Agreement for pound 1,275,000,000 Credit Facilities, dated March 24, 1999, among TXU Europe Limited, TXU Finance (No.2) Limited, TX Acquisitions Limited, Chase Manhattan Bank plc, Lehman Brothers International (Europe), Merrill Lynch Capital Corporation and the other banks named therein.

       10(b)  364-day Revolving Credit Agreement for pound 300,000,000 dated
               August 23, 2000, among TXU Europe Limited, Chase Manhattan plc, Chase Manhattan International Limited and the other banks named therein.

        18    Letter from independent accountants as to a change in
               accounting principles.

        27    Financial Data Schedule


  (b)  Reports on Form 8-K filed since June 30, 2000, are as follows:


     Date of Report       Item Reported
     --------------      -----------------
     August 3, 2000      Item 2.  Acquisition of Norweb Energi

     October 16, 2000    Item 7. Financial Statements of Business Acquired

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   TXU EUROPE LIMITED


                                         By      /s/ Paul C. Marsh
                                                 --------------------
                                                     Paul C. Marsh
                                              Principal Financial Officer



                                         By    /s/Scott R. J. Longhurst
                                               -------------------------
                                                 Scott R. J. Longhurst
                                              Principal Accounting Officer




Date:  November 13, 2000