Form 10-K405
period 2000-12-31
TXU EUROPE LTD
filed 2001-03-07
CIK 1088691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549



                          FORM 10-K
                            ____

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                            - OR-
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


COMMISSION        EXACT NAME OF REGISTRANT AS SPECIFIED IN   I.R.S. EMPLOYER
FILE NUMBER     ITS CHARTER; ADDRESS OF PRINCIPAL EXECUTIVE   IDENTIFICATION
                        OFFICES; AND TELEPHONE NUMBER              NO.
-----------     -------------------------------------------  ------------------
001 - 15709                 TXU EUROPE LIMITED                  98-0188080
                            The Adelphi
                            1-11 John Adam Street
                            London, England WC2N 6HT
                            011-44-207-879-8081

Securities registered pursuant to Section 12(b) of the Act:


                                                           Name of Each
Registrant                    Title of Each                Exchange on
                                  Class                  Which Registered
--------------------        -------------------         -------------------
TXU Europe Capital I         9 3/4% Trust Originated       New York Stock
                               Preferred Securities           Exchange


Securities registered pursuant to Section 12(g) of  the  Act:
None


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such
filing requirements for the past 90 days.   Yes  x     No ___

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

Common  Stock  outstanding  at March  2, 2001:  2,455,705,299 shares, at US$1 par value and 100 deferred shares at pounds  1 par value

TXU EUROPE LIMITED MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTIONS (I) (1) (A) AND (B) OF FORM 10-K AND IS THEREFORE
FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT.

DOCUMENTS INCORPORATED BY REFERENCE:   NONE

                       TABLE OF CONTENTS

                                                               Page

                              PART I

Item 1.   BUSINESS                                               1

     LEGAL ENTITIES
      Summary Corporate Structure                                1
      TXU Europe Limited                                         1
      TXU Europe Group plc                                       2
     INDUSTRY BACKGROUND                                         2
     STRATEGY FOR TXU EUROPE GROUP                               5
     OPERATING SEGMENTS                                          5
      Portfolio Trading and Power                                6
      Energy Retail                                             11
      Networks                                                  12
      Other                                                     15
     ENVIRONMENTAL MATTERS                                      16



Item 2.   PROPERTIES                                            18

Item 3.   LEGAL PROCEEDINGS                                     18

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   19


                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                   20

Item 6.   SELECTED FINANCIAL DATA                               20

Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                   20


Item  7A. QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
          MARKET RISK                                           20

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           20

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                   20



                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT    21

Item 11.  EXECUTIVE COMPENSATION                                21

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
          MANAGEMENT                                            21

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        21


                             PART IV

Item  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K                                          22


APPENDIX  A - Financial Information of TXU Europe Limited  and
              Subsidiaries

APPENDIX  B -  Exhibits

                           PART I

  Item 1.  BUSINESS

                       LEGAL ENTITIES

                 SUMMARY CORPORATE STRUCTURE

                          TXU CORP.

  TXU  EUROPE LIMITED                 TXU Finance  (No.2) Holdings Inc.

       TXU Eastern Funding Company

       TXU Finance (No.2) Limited (10% owned by
                              TXU Finance (No.2) Holdings Inc.)

       TXU Europe Group plc (Predecessor Company)

               Eastern Electricity plc

               Eastern Natural Gas Limited

                    TXU Europe Power Limited

                    TXU Europe Energy Trading Limited

                         TXU Europe Energy Trading B.V.

                    Eastern Natural Gas (Retail) Limited

                         Eastern Energy Limited



                             TXU EUROPE LIMITED

       TXU Europe Limited (TXU Europe) is a private limited company incorporated under the laws of England and Wales on February 5, 1998. TXU Europe is an indirect wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a multinational energy services holding company that is engaged in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; and energy marketing, energy services, telecommunications and other businesses, primarily in the United States (US), Europe and Australia. TXU Europe is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations.

      Almost all of TXU Europe's operating income is derived from, and its consolidated assets are held by, TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries. TXU Europe owns 90% of the outstanding ordinary shares of TXU Finance (No. 2) Limited, (TXU Finance). The remaining 10% of TXU Finance's outstanding ordinary shares are owned by a wholly-owned US subsidiary of TXU Corp. The structure of TXU Europe Group and its subsidiaries is currently being amended in connection with the re-organization of its constituent businesses.

      TXU Eastern Funding Company (Funding) is a private unlimited company incorporated under the laws of England and Wales and is a wholly-owned indirect subsidiary of TXU Europe. Funding was organized solely to provide funding for the operations of TXU Europe and its subsidiaries by issuing debt securities and lending the proceeds to TXU Europe.

                            TXU EUROPE GROUP plc

  TXU Europe's major business operations are conducted through the following subsidiaries of TXU Europe Group:

    TXU Europe Energy Trading Limited, or TXU Europe Energy Trading, which has as its business coordinating and managing for TXU Europe Group and for other parties the price and volume risks associated with generation, and electricity and gas retail businesses, and through its subsidiary, TXU Europe Energy Trading B.V., participates in energy merchant trading in Continental Europe;

    TXU Europe Power Limited, or TXU Europe Power, one of the largest generators of electricity in the UK;

    Eastern Electricity plc, or Eastern Electricity, one of the largest distributors and retailers of electricity in the UK, and Eastern Energy Limited, which supplies electricity outside the authorized area served by Eastern Electricity and includes the supply business acquired from Norweb plc. TXU Europe, through Eastern Energy Limited, will act as Norweb plc's agent in meeting its obligations under the public electricity supply license until its customers can be formally transferred to TXU Europe following implementation of the Utilities Act, as defined herein; and

    Eastern Natural Gas (Retail) Limited, or Eastern Natural Gas, one of the largest retail suppliers of natural gas in the UK.

  TXU Europe Group sells electricity and natural gas principally under the brand names of Eastern Energy and Norweb Energi. The operations of TXU Europe Energy Trading and TXU Europe Power are treated by TXU Europe as the Portfolio Trading and Power segment for reporting purposes. The electric and gas supply business is treated as the Energy Retail segment for reporting purposes. Energy Retail and Portfolio Trading and Power comprise TXU Europe Group's energy business. The distribution business is treated as the Networks segment for reporting purposes.

    All markets in the UK are now open to competition, where customers are free to choose their energy providers. The competition in the UK and further deregulation in continental European markets allows for creation of a global portfolio management business model. Under this model, TXU Europe will manage a portfolio of generation assets, contracts and customer relationships as a single unified energy business. To that end, in early 2001, TXU Europe will undertake an internal reorganization to reflect a greater integration of the energy business. The Energy Retail and Portfolio Trading and Power segments for TXU Europe will be combined operationally and organizationally into one business managed similarly by geographical locations.



                             INDUSTRY BACKGROUND

THE ELECTRICITY INDUSTRY IN ENGLAND AND WALES

  Traditionally, the electric industry in the UK, including distribution, transmission and generation, has been regulated. Throughout England and Wales, electricity power stations, together with the transmission and distribution systems, constitute a single integrated network. Privatization of the UK electricity industry has opened the market to new participants. Each participant must be licensed to generate, transmit or supply electricity. Almost all electricity generated in England and Wales must be sold to and purchased from the wholesale trading market for electricity, commonly known as the Pool. The electricity generated at the power stations is delivered through the high voltage transmission system owned and operated by The National Grid Company (National Grid). It is then transformed for delivery on to the local distribution networks owned and operated by holders of public electricity supply licenses like Eastern Electricity. Prices for electricity are set by the Pool for each half hour based on bids of generators and a complex set of calculations that matches supply and demand.

The Pool

  The Pool was established in 1990 for bulk trading of electricity in England and Wales between generators and suppliers. The Pool reflects two principal characteristics of the physical generation and supply of electricity from a particular generator to a particular supplier. First, it is not possible to trace electricity from a particular generator to a particular supplier. Second, it is not practicable to store electricity in significant quantities. These characteristics create the need for a constant matching of supply and demand. The Pool does not itself buy or sell electricity, but rather is a mechanism to facilitate transactions between generators and suppliers.

  All electricity generated in England and Wales, other than electricity generated by small generators connected directly to the local distribution networks rather than National Grid, must be sold to the Pool. In turn, electricity suppliers generally must buy electricity from the Pool for resale to their customers. Even groups which are both generators and licensed suppliers, like TXU Europe Group, in most circumstances, must act through the Pool to sell all the electricity they generate and to purchase all electricity they sell to customers. The Pool will be eliminated with final implementation of the New Energy Trading Agreements (see Industry Regulation below.)

GAS INDUSTRY

  The gas industry in the UK has been privatized and competition among suppliers is encouraged by deregulation of the supply of gas, first to larger customers and, more recently, to smaller customers including residential users. Most of the gas transmission and distribution network in the UK is now owned by Lattice plc, which is required to provide fair access to its network to all shippers of gas.

INDUSTRY REGULATION

GENERAL

  The electricity and gas industry in the UK is subject to regulation under, among other things, the Electricity Act (as amended principally by the Competition and Service (Utilities) Act 1992 and the Utilities Act 2000), the Gas Act 1986 (as amended principally by the Competition and Service (Utilities) Act 1992, the Gas Act 1995 and the Utilities Act 2000) and UK and European Union (EU) environmental legislation described below. TXU Europe Group has all of the necessary licenses, franchises and certificates required to enable it to conduct its businesses.

  The electricity and gas markets in the UK are now fully open to competition, although there are certain price restrictions on allowable rates that can be charged and other price restrictions for the distribution and supply business. In addition, the operating activities of these industries are still subject to numerous governmental regulations.

  To be able to supply electricity, a supplier must either have a second tier supply license issued under the Electricity Act 1989 of Great Britain (Electricity Act) or hold a public electricity supply license for the authorized area where its customers are located. The former regional supply monopolies or franchises of the twelve regional electricity companies, are required, under their public electricity supply licenses, to supply electricity to customers in their designated service areas. A price control formula set out in the supplier's license limits prices charged to residential customers and small businesses in the designated service areas. A formula determines the maximum prices which any public electricity supply license holder is permitted to charge. A separate price control formula determines the maximum distribution revenue which a public electricity supply license holder may earn from charges made to its own electricity supply business and other electricity suppliers for use of its distribution network.

NEW ELECTRICITY TRADING ARRANGEMENTS (NETA)

  The implementation of NETA is now scheduled for the end of March 2001. NETA will provide those wishing to buy and sell electricity the freedom to enter into directly negotiated contracts instead of having to trade through the Pool. It is expected that under the new arrangements bulk electricity will be traded on one or more exchanges and through a variety of bilateral and multilateral contracts and that market participants will include not only generators and suppliers but also traders with physical positions, i.e. energy wholesalers; accordingly, NETA implementation will eliminate the Pool.

  The new arrangements provide mechanisms for near real-time clearing and settlement of differences between contractual and physical positions of those buying, selling, producing and consuming electricity. A balancing mechanism will enable the system operator, National Grid, to change levels of generation and demand to near real-time; and a mechanism for imbalance settlement will provide for the settling of the differences between net physical and net contractual positions of parties. Electricity supply businesses have incurred significant costs preparing to operate under NETA, while the financial impact on distributors has been minimal. Although the UK government proposes that such costs will ultimately be borne by customers, the Office of Gas and Electricity Markets (OFGEM) has not allowed recovery of such costs in the price controls which became effective on April 1, 2000. TXU Europe's ability to manage its purchase price risk depends, in part, on the continuing availability of properly priced risk management mechanisms such as contracts for differences and electricity forward agreements. No assurance can be given that an adequate, transparent market for such products will in fact be available in the future (including NETA).

UTILITIES ACT

  The Utilities Act 2000 (Utilities Act) received Royal Assent (necessary for enactment) on July 28, 2000 and will become effective in April 2001. The goals of the Utilities Act are to place consumer interests at the core of regulation and to harmonize gas and electricity regulation. The Utilities Act makes changes to the electricity and gas licensing framework, but for the most part license obligations will be carried over as appropriate and will be largely unchanged from those in present licenses. In addition, the regulators of gas and electricity markets are combined into a single regulatory body, the Gas and Electricity Markets Authority (the Authority), which consists of a Chairman and Members appointed by the Secretary of State for Trade and Industry, and is supported by OFGEM.

License Arrangements

  The distribution business will for the first time become a separately licensable activity. Until now, certain obligations relating to distribution activities have been included in Eastern Electricity's supply license and in the licenses of other electricity suppliers who operate distribution systems; but organizations that operate electricity distribution systems without also being suppliers have not been required to obtain a license to do so. Each license will be in the form of references to a set of standard conditions, plus any special conditions particular to that license. This follows the present licensing model for gas. The Secretary of State for Trade and Industry will in due course determine the set of standard conditions relating to the electricity distribution business.

  Supply activities have been carried out under two different types of license. A public electricity supply license allows supply in the franchise areas of the former nationalized Area Electricity Boards, which were privatized in 1990. New suppliers entering the market together with public electricity suppliers wishing to supply outside their franchise areas do so using a Second Tier Supply License. The Utilities Act allows for only a single type of Supply license also using a set of standard conditions together with relevant special conditions.

  The Secretary of State for Trade and Industry will determine a revised set of Standard Conditions relating to gas. The activity of "Public Gas Transportation" will be renamed "Gas Transportation". Gas Transporters will no longer have exclusive rights over particular geographical areas.

Other Provisions of the Utilities Act

  The Utilities Act made provision for a number of other things including:
 - The transfer of the supply and distribution businesses of the Public Electricity Suppliers to the newly licensed entities of supply and distribution, currently scheduled to take place by mid 2001;
 -    The implementation of NETA;
 - The amalgamation of the gas and electricity consumer representation bodies into a new body, the Gas and Electricity Consumers Council (known as "energywatch");
 - The introduction of an obligation for electricity suppliers to obtain a portion of energy supply from renewable sources to be determined after due consultation by the Secretary of State for Trade and Industry;
 - The introduction of an obligation for the Authority in carrying out regulatory duties to take due account of social and environmental guidance issued by the Secretary of State for Trade and Industry; and
 -    New powers of license enforcement.

  The implementation of the Utilities Act will make possible the formal transfer of the retail customers acquired from Norweb plc to TXU Europe Group and its subsidiaries.


                        STRATEGY FOR TXU EUROPE GROUP

  TXU Europe Group began as a regional electricity company, operating the largest electric networks business and one of the largest supply businesses in the UK. As the UK energy market has become increasingly competitive, and as the energy markets in continental Europe have begun to open to competition, TXU Europe Group has been a pioneer in the development of the flexible energy portfolio concept. The variety of physical and financial resources and customers in TXU Europe Group's energy business provides flexibility to respond more quickly to structural changes in energy markets in the UK and in continental Europe.

  The portfolio is structured to provide maximum flexibility over the long term to enable TXU Europe Group to continue delivering optimum value. It is designed to meet the hedging needs of TXU Europe Group's retail operations, but it is continually growing, re-shaping and re-forming to respond to the ever-changing market conditions and priorities for risk capital allocation. Indeed, TXU Europe Group's entire portfolio, including its generation assets, contractual links and customer relationships, is managed to take full advantage of evolving short-term market conditions and to manage the risks of longer-term movements in value within the components of the energy market. The portfolio management must anticipate such value movements, through accurate market forecasting, and then take commercial advantage of the changes.

  The performance of the portfolio is consolidated through a financial portfolio of cash flow and risk. Because of TXU Europe Group's embedded flexibility within its diversified and integrated single energy portfolio, it is able not only to reduce the costs of risk management but also to identify and extract elements of value that could not be extracted from individual components on their own.

  TXU Europe Group's strategy for the UK energy business is to increase its market share in the retail sale of gas and electricity by strengthening its existing positions in those markets (an example is the Norweb Energi acquisition). TXU Europe Group believes that substantial economic and marketing benefits are derived from operating its natural gas and electricity retailing business as a single unit. Competitive markets provide opportunities for TXU Europe Group to expand its retail base through its marketing efforts and a focus on service to customers. Providing similar development and management of portfolios to other third party energy providers gives TXU Europe Group additional opportunities to develop its customer base. TXU Europe Group will also continue to improve operational efficiency in its businesses.

  TXU Europe Group also plans additional growth in continental Europe. TXU Europe Group expects competition to increase in European markets. As opportunities arise, TXU Europe Group intends to expand its current European presence by developing its European energy business. As appropriate, TXU Europe Group aims to establish positions through interests in physical assets or through contracts and trading. It expects to develop distribution and retail customer bases through direct marketing and alliances, or joint ventures, with businesses having existing customer bases. These steps will enable TXU Europe Group to operate profitably in these markets by applying skills learned in the UK market, in partnership with local management and fellow stakeholders, and additionally by taking advantage of price, weather, the timing of demands on the system or other differentials between connected European markets, as it does in the UK.


                             OPERATING SEGMENTS

GENERAL

  Almost  all  of  TXU  Europe's  operating  income  is  derived  from,   and
consolidated assets are held by, TXU Europe Group and TXU Europe Group's subsidiaries.

  The business and operations of TXU Europe Group and its subsidiaries consist of two main businesses, energy and networks, which are divided into three principal operating segments, as follows:

  ENERGY - The Energy business manages TXU Europe's integrated portfolio of customers, assets and contracts in the UK and continental Europe. Operations in the UK are conducted through wholly-owned subsidiaries. European activities are conducted through both wholly-owned subsidiaries and joint-venture operations. Through its portfolio management and trading operations, TXU Europe seeks to allocate risk capital so as to maximize returns across European markets. As a consequence, the composition of assets and operations in each market within the portfolio changes from time to time. The two operating segments of the Energy business are:

  (i) the PORTFOLIO TRADING AND POWER business (formerly known as energy management and generation), which manages a portfolio of generation assets and contracts throughout Europe; and

  (ii) the ENERGY RETAIL business, which as of December 31, 2000, supplies electricity and gas to approximately 5.5 million residential, industrial and commercial customers in the UK, including those arising from the Norweb Energi acquisition (described below).

  NETWORKS -

  The third operating segment is the NETWORKS business which owns, manages and, through its networks management joint venture, 24seven, operates the electricity distribution system in the UK.

  UK energy operations are carried out principally through TXU Europe Group's subsidiaries, Eastern Electricity plc (which also owns the networks electricity distribution system), Eastern Energy Limited (Eastern Energy), Eastern Natural Gas Retail Limited, TXU Europe Power Ltd (and its subsidiaries) and TXU Europe Energy Trading Ltd.

 Continental European energy operations are carried out as follows:

 (i) Portfolio trading in central European markets through TXU Europe Energy Trading BV (and its subsidiaries), primarily in Germany,the Netherlands, Switzerland and Spain; and

 (ii) Nordic operations through TXU Nordic Energy Oy (a joint venture with Pohjolan Voima Oy (PVO), Finland's second largest electricity generator) which trades energy on Nordic markets, has access to hydro generation at Svartisen and Kobbelv and participates in distribution and retail markets through joint ventures, especially Savon Voima Oyj (SVO).

  European  operations were further expanded when Stadtwerke  Kiel  AG  (Kiel
AG) became a subsidiary of the group on January 8, 2001, as described below.

  Financial information required hereunder is set forth in Note 18 to Consolidated Financial Statements included in Appendix A to this report.

                     PORTFOLIO TRADING AND POWER SEGMENT


PORTFOLIO MANAGEMENT/ENERGY TRADING

  Typically, holders of public electricity supply licenses issued under the Electricity Act in connection with supply and distribution within an authorized area in the UK are exposed to risk, as they supply electricity to their customers at stable prices but have to purchase almost all the electricity necessary to supply those customers from the Pool at prices that are constantly changing. The ownership of generating assets reduces the risk associated with such price volatility and provides a high level of flexibility that promotes portfolio optimization

  TXU  Europe  Energy  Trading  manages  TXU  Europe  Group's  activities  in managing risk. It provides support to TXU Europe Group's energy retail activities, taking into account its energy purchases and sales and its contract portfolios, including TXU Europe Group's generating assets and natural gas production interests. TXU Europe Energy Trading is responsible for setting the level of bids into the Pool for the output of each of TXU Europe Group's generating stations, other than Barking and the combined heat and power plants. TXU Europe Energy Trading uses this method to co-ordinate the operation of TXU Europe Group's generating stations with TXU Europe Group's fuel contract position and its retail and wholesale energy sales portfolios to TXU Europe Group's best advantage. It also co-ordinates the operation of TXU Europe Group's generating stations, taking into consideration the relative prices in the energy markets. TXU Europe Energy

Trading also earns revenue by providing risk management services to other energy retailers and generators to assist in managing their Pool/market price risk.

  TXU Europe Energy Trading manages TXU Europe Group's financial exposure to fluctuations in electricity prices by:

  -    Managing its portfolio of contracts for differences;
  - Bidding both price and volume for TXU Europe Group's generation output, other than for the Barking plant and the combined heat and power plants, into the Pool for each half hour of the day; and
  - Deciding with the electricity retailing division of TXU Europe Group on the volume and pricing of sales in the competitive and ex-franchise markets.

  The  overall  electricity  position for  each  half  hour  of  the  day  is
monitored   by  TXU  Europe  Energy  Trading  with  the  goal  of  optimizing electricity  purchases  and sales positions through  the  use  of  generation facilities, long and short-term retail sales contracts and appropriate financial instruments. The overall gas position is monitored in a similar way with additional opportunities presented through the operation of gas-fired power stations, storage facilities and the use of gas assets. Together, the overall electricity and gas positions are managed by reference to risk exposure limits that are monitored by a risk management team within TXU Europe Group. The risk management team verifies that the trading instruments employed have been approved for use by TXU Europe Energy Trading and carries out credit checks on current and proposed counterparties. The risk management team also continuously monitors TXU Europe Energy Trading value at risk and ensures this is kept within set limits. TXU Europe Group's ability to manage that risk in the future will depend, in part, on the terms of its supply contracts, the continuation of an adequate market for hedging instruments and the performance of its generating and gas assets.

  To offset some of the exposures within its overall natural gas portfolio, which also includes a range of wholesale and retail customers, including TXU Europe Group's own power stations, TXU Europe Group has entered into a variety of longer term gas purchase contracts. At December 31, 2000, the commitments under long-term purchase contracts amounted to an estimated pounds 633 million, covering periods up to 8 years. Estimated sales commitments, including estimated power station usage, at the same date amounted to approximately pounds 3 billion, covering periods up to 8 years.

  TXU Europe Energy Trading also purchases coal, oil and natural gas for TXU Europe Group's UK power stations. At December 31, 2000, TXU Europe had equity interests in four natural gas-producing fields in the North Sea. On February 1, 2001, TXU Europe sold its interests in its North Sea gas assets for approximately pounds 138 million as part of its continuing review of its positions in its energy portfolio.

Continental Europe

  In September 1999, the energy management business established an office in Geneva, Switzerland, which co-ordinates European energy management and development projects. In its first full year of operation, the Central European operations traded 157 Terrawatt hours (TWh) equivalent of power and gas in 2000 compared with 5 TWh equivalent in 1999.

  The energy management business also trades on the Nord Pool, the electricity trading market in Scandinavia, and has access to up to 139 MW of hydro output in Norway for 53 years, for which TXU Europe Group paid an upfront fee of up to pounds 151 million. Nordic operations (which are carried out primarily in the countries of Finland, Norway and Sweden) had power trades of 156 TWh in 2000 compared with 37 TWh in 1999.

    In December 1999, TXU Europe announced it would import electricity from Russia as part of an arrangement between PVO and the Russian national utility RAO UES (UES). The portion of electricity allocated to TXU Europe under the arrangement will be supplied to TXU Nordic Energy. TXU Nordic Energy is entitled to 190 MW of the 400MW that will be imported by PVO from UES. Under the arrangement, which began January 1, 2001 and lasts until 2004, UES will sell 667 million kilowatt hours (kWh) to PVO in the first year and up to 2.67 billion kWh each year after 2001. The electricity will be supplied through an electricity complex in Vyborg, a city on the Russian-Finnish border.

  On January 8, 2001, TXU Europe completed the acquisition of 51% of Kiel AG, a German municipal utility, for approximately pounds 145 million. The city government of Kiel, the state capital, will retain the remaining 49% of the utility, which has approximately 250,000 gas and electricity customers, 175 megawatts of power generation and 2.7 billion cubic feet of gas storage capacity.

  In November 2000, TXU Europe sold its 50 per cent interest in Elbolaget i Norden, a Swedish electricity supplier, to the owner of the remaining 50 per cent for approximately pounds 12.5 million.

REGULATORY MATTERS

  TXU Europe Energy Trading is permitted by the Financial Services Authority under the Financial Services Act 1986 to deal in contracts for differences, including futures and options, for both trading and non-trading or hedging purposes in the UK.


TXU EUROPE POWER

  TXU Europe Power is one of the largest generators of electricity in the UK. Its share of total UK generating capacity registered at December 31, 2000, is approximately 9.4%. It currently owns, operates or has an interest in ten power stations in the UK.


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

  Information on TXU Europe Group's interests in power stations in the UK is set out in the following table. In all cases installed generating capacity is equal to registered generating capacity except for Peterborough and King's Lynn, which have registered generating capacities of 405 MW and 380 MW, respectively, but installed generating capacities, as shown below, of 360 MW and 340 MW, respectively.

                                        Installed          Date of
                                         Capacity          earliest
Plant            Type                       MW          commissioning
-------------   ------------------      -----------     --------------
West Burton      Coal-fired                2,012             1967
Rugeley B        Coal-fired                1,046             1972
Drakelow C       Coal-fired                  976             1965
Ironbridge       Coal-fired                  970             1970
High Marnham     Coal-fired                  945             1959
Peterborough     Combined cycle gas          360             1993
                  turbine
King's Lynn      Combined cycle gas          340             1997
                  turbine
Barking          Combined cycle gas          135(1)          1995
                  turbine
London-          Combined heat and            31             1992
Citigen           power
Grimsby-         Combined heat and            15             1995
MIC(2)            power
                                          -------
Total                                      6,830
                                          =======

(1) Represents TXU Europe Group's approximately 13.5% interest in a 1,000 MW plant.
(2)  Located on the property of a customer.


     TXU Europe Group's strategy in the UK market is to reposition its energy portfolio through retail growth, long term wholesale sales and, possibly, physical plant disposal. TXU Europe Group continues to review its energy portfolio within the UK. TXU Europe Group has also announced that it would seek bids for its UK power assets, in order to evaluate whether their value would be maximized through retention or disposal of these assets. There has been no indication of an impairment of these assets. No decisions have been made as to whether disposals will actually take place.

    West Burton, Rugeley B and Ironbridge. In June 1996, TXU Europe Group assumed operational and commercial control, through a combination of lease and outright purchase from National Power, of all of the assets and a portion of the liabilities of the West Burton, Rugeley B and Ironbridge power stations. As of December 31, 2000, TXU Europe Group held a 99-year lease over the land, buildings and plant at each of those power stations and has the right to purchase the freehold land after 50 years. During the year ended December 31, 2000, TXU Europe Group reached an agreement to prepay
(effective January 2001), in fixed amounts, future charges linked  to  output levels from these stations that previously had been payable over periods to March 2003. In addition, an option was granted to TXU Europe Group to bring forward the right to purchase the freehold land, previously exercisable after 50 years. TXU Europe Group exercised the option to purchase the freehold in January 2001. At this time, remaining outstanding fixed lease payments became financial obligations to a third party and will be settled during 2001. The National Power leases have been accounted for as capital leases.

      Drakelow C and High Marnham. TXU Europe Group has leased the land, buildings and plant at the Drakelow C and High Marnham power stations from PowerGen for 99 years, under agreements entered into in July 1996. PowerGen is responsible for decommissioning costs if TXU Europe Group decides to close these stations during the term of the leases. The payments, together with interest, are being made in instalments, over eight years beginning in 1996. Further output-related payments of approximately pounds 6 per MWh, indexed to inflation, were payable, under the original lease, to PowerGen for the first five years of operation by TXU Europe Group. As a condition for the UK Secretary of State for Trade and Industry allowing PowerGen to acquire East Midlands Electricity plc, the output-related elements of these lease arrangements were terminated 15 months early. Therefore output-related payments to PowerGen ended on March 31, 2000.

     Nedalo. TXU Europe Power also owns Nedalo BV, a leading manufacturer of small electrical combined heat and power plants, which are those with generation capacity of less than 1.5 MW, in Europe, and as of March 1, 2000, all of Nedalo (UK) Limited, the largest supplier of small electrical combined heat and power plants in the UK.


NON-UK GENERATION FACILITIES

  Czech Republic. TXU Europe Group has an interest of approximately 84% in Teplarny Brno, a district heating and generation company based in Brno, the second largest city in the Czech Republic. Teplarny Brno owns oil and gas-fired plants that are capable of generating approximately 1,000 MW of energy in the form of steam and hot water, which is sold principally to industrial and residential customers. Teplarny Brno has further generation capacity of approximately 192 MW of electricity and 86 MW of heat. It also owns a 169 kilometer pipeline network for distributing heat to customers' premises.

           Poland. TXU Europe Group has a 49% interest in Zamosc Energy Company, a joint venture with the Polish regional distribution company, Zamejska Korporacja Energetyczna SA, which was established to develop power plants in southeast Poland. The company did not proceed with proposals to develop a 125 MW combined cycle gas turbine at Jaroslaw.

  Finland. TXU Europe Group owns 81% of a joint venture company called TXU Nordic Energy Oy, the remaining 19% being held by certain shareholders of PVO, Finland's second largest electricity generator. TXU Nordic Energy in entitled to the output from approximately 584 MW of PVO's thermal generating capacity and a wholesale trading business formerly owned by the industrial shareholders of PVO. TXU Europe Group also owns approximately 40% of SVO, a regional electricity distributor in Finland.

  Germany. In January 2001, TXU Europe acquired 51% of Kiel AG, which has 175 MW of generation capacity.

OTHER PROJECTS

  In December 1998, TXU Europe Group received government consent to build a 215 MW combined heat and power plant to provide heat and power to Shotton Paper on Deeside. The power station is being built by ABB Alsthom with completion due in the third quarter of 2001.

  In 1999, TXU Europe Group received government consent to modify the Drakelow and Rugeley power stations to enable those power stations to be fueled by gas in addition to coal, or by a combination of gas and coal. TXU

Europe Group has not yet proceeded with the modifications, principally due to a number of restrictive operational conditions, which will be reviewed on implementation of NETA.

  The UK government imposes an obligation on electricity suppliers to purchase a portion of their requirements from renewable energy sources under the non-fossil fuel obligation levy plan. Renewable energy sources are those that are not currently consumed faster than they are replenished. Renewable energy sources include solar and wind power. In April 1999, a one MW wind turbine in Northern Ireland had successfully completed tests and had begun generating electricity. Subsequently, another 1.3 MW wind turbine has entered operation in Orkney, together with a 0.4 MW generator in North Wales that uses the flow of river water for power. TXU Europe Group is currently seeking approval to build a total of approximately 75 MW of wind energy, hydro and biomass generation facilities. In addition, TXU Europe Group recently announced a joint venture with Anglian Water to construct a number of generating stations which will process almost half of Anglian Water's sewage production; the prototype plant is rated at 10MW. Additional opportunities for renewable energy projects including the gasification of municipal solid waste are also being considered.

COMPETITION IN GENERATION

  TXU Europe Group's mix of generating plants enables it to operate in the sectors of the market for both plants that run throughout most of the year and plants that run only during periods of high demand, and to spread its fuel risks.

  The UK government initiated a program of reform in the electricity market to stimulate competition. The program involved reform of the electricity trading arrangements in England and Wales; seeking practical opportunities for divestment of assets by major coal-fired generators; moving forward with competition in electricity supply for all customers; separating supply and distribution in electricity markets; revising policy relating to the construction of new gas-fired generation facilities; and continuing to press for open energy markets in Europe.

  Several of the reforms have progressed significantly, for example NETA and business separation, although all are currently ongoing. In addition, construction of new gas-fired generating facilities, should this happen, would be likely to increase competition in the generation market. At current gas prices however, much new gas plant is unlikely to be built and existing plant is running at reduced levels. TXU Europe Group cannot predict the impact these reforms will ultimately have its competitive position or on its financial position, results of operation or cash flows.

REGULATORY MATTERS

  Unless covered by an exemption, all electricity generators operating a power station in the UK are required to have generation licenses. The conditions presently attached to generation licenses in England and Wales require the holder, among other things, to be a member of the Pool and to submit the output of the station's generating units to the Pool for central dispatch. Following the implementation of the Utilities Act, these conditions will be modified to require compliance with the new Balancing and Settlement Code and to require co-operation with the transition to NETA. In addition, the restriction on the amount of generation capacity that can be owned or operated by the successor companies to the old public electricity supply license holders will be removed. Failure to comply with a license condition may subject the licensee to a variety of sanctions, including enforcement action by OFGEM through fines, and, where enforcement action is not complied with, license revocation.

  In December 1999, following extensive consultation with the industry, the Director General of Electricity Supply (DGES) published new proposals for generation licenses in order to promote fair competition in the generation and trading of electricity. The proposals sought to ensure that generators with positions of significant market power, deemed able to exert an upward influence on prices in the Pool, should ensure that their prices reflected their costs and that they did not take unfair advantage of any imperfections in the operation of the Pool. TXU Europe Group played an active part in these discussions and accepted the DGES's proposals on February 7, 2000, subject to an assurance from OFGEM that this condition in generating licenses would be removed if another generator successfully appealed the matter to the Competition Commission. Following an eight month inquiry, the Competition Commission concluded in December 2000 that the condition should not be included in the licenses of AES and British Energy and OFGEM has now published proposals to remove it from the licenses of TXU Europe Group and four other generators. It is expected that this process will be completed in March 2001.

                            ENERGY RETAIL SEGMENT

  TXU Europe Group operates its electricity and gas retailing operations as a single energy business. The retail business is charged a regulated price by transmission and distribution companies, including Eastern Electricity, for the physical delivery of electricity.

  On August 3, 2000, TXU Europe Group purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc). The agreement for the purchase of Norweb Energi included the eventual transfer of the current Norweb plc public electricity supply license-area customers (franchise or "in area" customers) and the transfer of Norweb plc's interest in the power purchase agreements to TXU Europe Group. TXU Europe Group expects contracts with Norweb plc public electricity supply customers to be in place under the Utilities Bill in early 2001. Meanwhile, Norweb plc's economic interest in the franchise customers and power purchase agreements are effectively passed to Eastern Energy through an agency agreement. Eastern Energy acts as Norweb plc's agent in meeting all its obligations under its public electricity supply license as they relate to the supply of electricity. All of Norweb plc's "out-of-area" electricity and all gas customers were transferred to TXU Europe Group on August 3, 2000.

  Also on August 3, 2000, TXU Europe Group announced that its subsidiary, Eastern Energy, had contracted its customer services operations to Vertex Data Science Limited (Vertex), United Utilities plc's customer services business. Customer services include call centers, billing, credit management and debt collection. Eastern Energy's 1,335 customer services staff transferred to Vertex on September 1, 2000.

  TXU Europe Group sells electricity and natural gas principally under the brand names of Eastern Energy and Norweb Energi.

  TXU Europe Group, through its subsidiaries, supplies electricity to customers in almost all sectors of the UK and, at December 31, 2000, is the largest retailer of electricity and the second largest energy retailer in England and Wales. TXU Europe primarily serves markets in the East of England (through Eastern Energy), and the North West of England (through Norweb Energi). At December 31, 2000, TXU Europe supplied electricity to approximately 4.4 million customers.

  TXU Europe Group is one of the largest suppliers of natural gas in the UK. At December 31, 2000, it was supplying gas to approximately 1.1 million customers in the UK, ranging from residential households to large industrial companies. TXU Europe Group's share of the UK gas market, based on volume of gas delivered, was approximately 6% at December 31, 2000.

  TXU Europe Group is seeking new ways to access the energy markets and to form more partnerships with the objective of reducing costs, improving access to customers and capitalizing on emerging new markets like the Internet. In December 2000, TXU Europe Group acquired, for approximately pounds 4 million, a 20% interest in Servista.com Limited, an on-line provider of energy and communications services. TXU Europe Group will be the sole supplier of energy sold under the Servista.com brand for an initial period of five years.

COMPETITION IN ELECTRICITY RETAILING

  TXU Europe Group is an active participant in the UK industrial and commercial electricity market. TXU Europe Group estimates that this market is approximately pounds 6 billion per year based upon electricity prices at that date. TXU Europe Group competes in this market on the basis of the quality of its customer service and by competitive pricing. Sales to industrial and commercial customers accounted for approximately 40% of TXU Europe's electricity sales revenues in 2000. As of December 31, 2000, TXU Europe Group's share of this market (including Norweb Energi's portion) was approximately 16% based on information from Data Monitor.

  Competition has now been fully introduced for customers in all areas of the UK. TXU Europe Group competes nationally for residential and small business customers and, by December 31, 2000, it was supplying 289,000 customers outside its principal geographical markets in the East and North West of England. At December 31, 2000, TXU Europe Group had agreed contracts with a further 27,000 electricity customers. One of the major competitors in TXU Europe Group's traditional service area, and for new customers outside this serve area, is Centrica plc (trading as British Gas) which has a substantial presence in markets nationwide through its existing gas customer base.

  There is no assurance whether or not competition among suppliers of electricity will adversely affect TXU Europe Group.

COMPETITION IN GAS SUPPLY BUSINESS

  As a result of UK government action in recent years, the UK retail gas supply market is open to competition. TXU Europe Group's main competitors are Centrica plc (trading as British Gas nationwide) and the gas marketing arms of some major oil companies. Further competition is provided by a number of other electricity companies and smaller gas suppliers which are independent of the major oil companies and which each have a minor presence in the market.

  On August 3, 2000, TXU Europe Group acquired the gas supply interests of Norweb Gas Ltd as part of the Norweb Energi acquisition. TXU Europe Group intends to maintain a significant share of this market through strong new propositions, serving customer needs, with competitive pricing and excellent service.

REGULATORY MATTERS

  Subject to specific exceptions, retail suppliers of electricity in the UK are required either to have a public electricity supply license for an authorized area or to obtain a Second Tier Supply license. Public electricity supply license holders are required under the Electricity Act to provide a supply of electricity upon request to any premises in their authorized area, except in specified circumstances. Each public electricity supply license holder is subject to various obligations. These include prohibitions on cross-subsidies among its various regulated businesses and discrimination in respect of the supply of customers. Each public electricity supply license holder is also required to offer open access to its distribution network on non-discriminatory terms. This obligation includes a requirement not to discriminate between its own supply business and other users of its distribution system. Public electricity supply license holders are subject to separate controls on the tariffs to ex-franchise customers and in respect of distribution charges.

  Under regulatory arrangements, supply price controls became effective on April 1, 2000. The scope of the controls has been reduced to remove all small businesses and some residential customers from direct price controls. TXU Europe Group's directly controlled tariffs were reduced by an average of 7.1% from April 1, 2000 as required by the new controls, resulting in an estimated reduction in annual revenues of approximately pounds 15 million. As the market is opened further to competition, it is expected that price restraints will no longer be applied to domestic customers. The DGES has indicated that he hopes to be able to remove price controls effective April 1, 2002.

  The natural gas supply activities of TXU Europe Group are principally regulated by the Authority under the UK Gas Act 1986 (as amended) and by the conditions of TXU Europe Group's gas licenses. Eastern Natural Gas (Retail) currently holds a gas supplier's license and other subsidiaries of TXU Europe Group currently hold gas shipper's licenses. TXU Europe Group's natural gas supply business is not subject to price regulation.


                              NETWORKS SEGMENT

ELECTRICITY DISTRIBUTION

  TXU Europe Group's electricity networks business consists of the ownership, management and operation of the electricity distribution network within TXU Europe Group's authorized area. TXU Europe Group receives electricity in England and Wales from National Grid. TXU Europe Group then distributes electricity to end users connected to TXU Europe Group's distribution system.

  Almost all electricity customers in TXU Europe Group's authorized area are connected to and dependent upon TXU Europe Group's distribution system. TXU Europe Group distributes approximately 33 TWh of electricity annually to over three million customers, representing more than seven million people. The distribution by TXU Europe Group of electricity in its authorized area is regulated by its public electricity supply license, which, other than in exceptional circumstances, is due to remain in effect until at least 2025.

  In March 2000, upon receiving all final approvals, TXU Europe Group and EDF London Investments plc, a subsidiary of Electricite de France, created an equally held joint venture company, named "24seven", for the management, operation and maintenance of their subsidiaries' respective electricity distribution networks. The new joint venture began operations on April 7, 2000. TXU Europe accounts for its investment in 24seven by the equity method of accounting. 24seven serves over five million electricity customers in London and the eastern counties of England. Employees of the joint venturers' subsidiaries, Eastern Electricity plc (Eastern Electricity) and London Electricity plc, have been transferred to 24seven. The physical distribution system assets, as well as all operating licenses, continue to be separately owned by Eastern Electricity and London Electricity plc, respectively. (See Note 2 to Consolidated Financial Statements for a discussion of restructuring and other related costs.)

PHYSICAL DISTRIBUTION SYSTEM

  TXU Europe Group receives electricity from National Grid at 19 supply points within its authorized area and five points in the authorized areas of neighboring regional electricity companies. Most of this electricity is received at 132 kilovolts (kV). It is then distributed to customers through TXU Europe Group's system of approximately 35,100 kilometers of overhead lines, 55,200 kilometers of underground cable and numerous transformers and circuit breakers, through a series of interconnected networks operating at successively lower voltages. TXU Europe Group also receives electricity directly from generating stations located in its authorized area and, from time to time, from customers' own generating plants and connections with neighboring regional electricity companies.

  The following information is maintained on a regulatory year end basis, which is March 31. Therefore, at March 31, 2000, the latest date for which this information is available, TXU Europe Group's electricity distribution system network, excluding service connections to consumers, included overhead lines and underground cables at the operating voltage levels indicated in the table below:



                      Overhead lines           Underground Cables
Operating voltage    (Circuit Kilometers)      (Circuit Kilometers)

132kV                       2,365                        221
33kV                        3,883                      2,486
25kV                            1                         27
11kV                       19,352                     16,783
6.6kV                           0                         29
3kV                             0                         21
LV                          9,515                     35,601
                          -------                    -------
  Total                    35,116                     55,168
                          =======                    =======

  In addition to the overhead lines and underground cables referred to above, TXU Europe Group's distribution facilities also include:


                                       Aggregate capacity
  Transformers         Number          (mega volt amperes)

   132kV                  233                13,392
   33kV                   872                10,383
   11kV                61,709                14,868
                      -------               -------
    Total              62,814                38,643
                      =======               =======


Customers

  Most of the revenues from use of the distribution system is from TXU Europe Group's electricity retail operations. The rest is from holders of second tier supply licenses in respect of the delivery of electricity to their customers located in Eastern Electricity's service area.

  The following table sets out details of TXU Europe Group's customers and electricity units distributed:



                                       Regulatory Year ended March 31
                                       ------------------------------
                                          2000      1999       1998
                                       --------   -------    --------
Numbers of customers connected at         3,261     3,226      3,155
  March 31 ('000)

Electricity distributed (gigawatt        33,100    32,700     31,776
  hours -GWh)


SYSTEM PERFORMANCE

  The performance of all UK distribution networks is monitored and publicly reported upon annually by OFGEM. The four key statistics employed are: security (customer interruptions per 100 connected customers); availability (customer minutes lost per connected customer); reliability (main faults per 100km network) and quality of service (percentage of supply restorations achieved within 3 hours). During the year ended March 31, 2000, Eastern
Electricity:

   - maintained the highest performance of all public electricity supply license holders for reliability;

   - became the leading company in terms of performance for quality of service, improving further from second place last year;

   - became the second highest performing company in terms of availability, improving from third place last year; and

   - maintained the fourth highest performance for security.

   Eastern Electricity has continuously improved its overall quality of supply performance and continues to be the only public electricity license holder to achieve a "top four" position in each of the above key measures.

DISTRIBUTION CHARGES AND PRICE CONTROL

  The distribution charges levied by subsidiaries of TXU Europe Group and the other regional electricity companies consist of charges for use of the system and charges for other services outside the scope of the price control, including connection charges. Distribution and supply charges are regulated by conditions in TXU Europe Group's public electricity supply license, which sets out a formula for determining the maximum average charge per unit of electricity distributed in any regulatory year. Sales of TXU Europe Group's electricity network business consist primarily of charges for the use of its distribution system, most of which are levied on TXU Europe Group's electricity retail business, being the largest supplier from the network, and are passed through to its customers. Most of the charges for the use of the distribution system are subject to distribution price controls.

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

REGULATORY MATTERS

Distribution Price Regulation

 - A formula determines the maximum average price per unit of electricity distributed, in pence per kilowatt-hour, that a regional electricity company is entitled to charge. This price, when multiplied by the expected number of units to be distributed, determines the expected distribution revenues of the regional electricity company for the relevant year. The formula permits regional electricity companies to retain part of their additional revenues due to increased distribution of units and allows for a pound sterling for pound sterling increase in operating profit for efficient operations and reduction of expenses within a review period.

  In December 1999, OFGEM issued a report proposing a range of substantial net revenue reductions for the distribution businesses of all regional electricity companies in the UK. The final proposals for Eastern Electricity incorporated an initial reduction in allowed revenues for regulated units of 28% from April 1, 2000 with further annual reductions of 3% per year for the next four years, adjusted by inflation. The effect on revenues was a reduction of pounds 65 million in the year ending December 31, 2000 and is estimated to be a further reduction of about pounds 30 million in the year ending December 31, 2001. In April 2000, the DGES established a new basis for the allowed revenues that can be received by distribution for the next five years.

  Electricity distributed to extra high voltage premises is excluded from the distribution price control formula, as are charges for specific additional services including connection charges. Connection charges must be set at a level which enables the licensee to recover no more than the appropriate proportion of the costs incurred and no more than a reasonable rate of return on the capital represented by those costs. Any dispute over connection charges may be determined by the DGES. In addition, income received in respect of exit charges related to National Grid that are incurred by a regional electricity company and received through system charges is not subject to distribution price control.

  The DGES may propose amendments to the distribution price control formula or any other terms of the license. In the cases where a public electricity supply license holder is not willing to accept modifications to the license conditions put forward by the DGES, the normal process would be for the DGES to refer the matter to the Competition Commission for a determination of whether continued operation without the proposed license modifications is in the public interest.

  In April 2000, following the Distribution Price Control Review, OFGEM initiated a new review known as the Information and Incentives Project. This project was described in the final proposals of the Distribution Price
Control Review. This project is intended to increase the incentives on companies to improve quality of service and reduce the uncertainty around the price control review process. It is intended that an incentive framework rewarding or penalizing companies by up to 2% of revenue, based on a measure of network performance, will be introduced beginning April 2002.

  OFGEM has proposed to include a new license condition to facilitate the recording of information relating to network performance required for this framework.


                                    OTHER

  In May 2000, TXU Europe Group sold its metering business to Siemens Metering Limited for pounds 36 million.

  In August 2000, TXU Europe Group completed the sale of its interest in Severomoravska energetika a.s., the largest Czech electricity distribution and supply company, for total proceeds of approximately pounds 51 million.

EMPLOYEES

  At December 31, 2000, TXU Europe and its subsidiaries had approximately 3,200 full-time employees.

  Union membership existed at TXU Europe Group when it was privatized. TXU Europe Group recognizes trade unions for collective bargaining purposes, and approximately 29% of employees of TXU Europe Group's businesses are union members. New companies set up by TXU Europe Group after privatization have no obligations to recognize trade unions. TXU Eastern Natural Gas and TXU

Europe Energy Trading do not recognize trade unions, and most workers in these businesses are employed under individual contracts. There have been no industrial disputes or work stoppages at TXU Europe Group during the period following its privatization in 1990.

UK AND EU FAIR COMPETITION LAW

  TXU Europe Group is subject to the fair competition, or antitrust, rules of both the UK and the EU.

  The UK Fair Trading Act 1973 and the UK Competition Act 1998 both regulate the activities of companies with market power. In broad terms, the UK
Competition Act 1998 conforms to fair trade laws at the EU level. It prohibits anti-competitive agreements that have the object or effect of restricting, distorting or preventing competition in the UK or a substantial part of it. It also prohibits abuses of dominant market positions and introduces stricter enforcement and investigative powers.

  The Treaty of Rome contains provisions which prohibit anti-competitive agreements and practices, including the abuse of a dominant position within the EU or a substantial part of it. Penalties for violation of these provisions includes fines, third party damages and making infringing contractual provisions unenforceable.

  EU Directive 93/96 was implemented by the UK in December 1996 and covers service contracts as well as supply and work contracts. Those contracts that exceed the relevant financial thresholds have to be advertised in the Official Journal of the European Communities. Disappointed suppliers and contractors who believe they have suffered harm from a company's failure to implement the correct procedures in awarding a contract are able to institute proceedings in the English High Court. The European Commission also has a role for ensuring compliance with EU procurement regulations.


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

The principal EU Directive affecting atmospheric emissions to the environment is the Large Combustion Plants Directive, which required the UK to reduce its sulfur dioxide (SO2) emissions and nitrogen oxides (NOx). Discussions are under way in the EU regarding an update of the Large Combustion Plants Directive (which will introduce tighter emission controls) as well as national limits for 2010. The UK Environmental Agency has recently reviewed each coal-fired station's authorizations and has modified the limits for SO2 emissions to apply in the period prior to 2005. TXU Europe Group is building a flue gas desulphurization plant at its West Burton station to reduce the sulphur output of the plant. It is anticipated that the flue gas desulphurization plant will begin operating in autumn 2003.

  At a local level, the UK's Air Quality Strategy sets targets for 2005 and places a duty on local authorities to review air quality with a view to setting up action plans for management in places where targets are unlikely to be met. TXU Europe Group's are developing management plans in order to ensure compliance with the Strategy's objectives.

  In  December  1997,  the Conference of the Parties of  the  United  Nations
Framework Convention on Climate Change adopted the Kyoto Protocol which specifies targets and timetables to reduce greenhouse gas emissions. The UK is a signatory to the Kyoto Protocol and is committed to a 12% reduction in national carbon dioxide emissions by 2010.

  TXU Europe Group believes that it is currently in compliance with, has taken, and intends to continue to take, measures to comply, in all material respects, with the applicable law and government regulations for the protection of the environment. There are no material legal or administrative proceedings pending against TXU Europe Group with respect to any environmental matter.

  Estimated capital expenditure on environmental control facilities is pounds 54 million in 2001, pounds 36 million in 2002 and pounds 9 million in 2003.

FOSSIL FUEL LEVY

  All the regional electricity companies are obliged to obtain a specified amount of generating capacity from renewable, or non-fossil fuel, sources. (See "OPERATING SEGMENTS - Portfolio Trading and Power Segment - Other Projects".) Because electricity generated from renewable energy sources is generally more expensive than electricity from fossil fuel plants, a non-fossil fuel obligation levy has been instituted to reimburse the generators and the regional electricity companies for the extra costs involved. The
DGES sets the rate of the non-fossil fuel obligation levy annually. The current fossil fuel levy is 0.3% of the value of sales of electricity made in England and Wales and 0.8% of the value of sales of electricity made in Scotland.

Item 2.  PROPERTIES

  The principal properties owned or occupied by TXU Europe's businesses, other than its distribution properties, are as follows:

                                                               Remaining                         Site Area (acres
                                                                Term of       Principal          except where
     Property          Owner/Leaseholder          Interest      Lease          Use               indicated)
-------------------   ---------------------    ------------   -----------    -----------------   ----------------
The Adelphi, London    TXU Europe Group plc       Leasehold    15 years       Offices            14,905 sq.ft.
Bedford                TXU Europe Group plc       Freehold        --          Offices and Depot      5.0
Carterhatch Lane,      TXU Europe Group plc       Freehold        --          Offices and Depot      4.0
   Enfield
Milton, Cambridge      TXU Europe Group plc       Freehold        --          Depot                 19.0
Rayleigh               TXU Europe Group plc       Freehold        --          Offices and Depot      8.0
Wherstead Park,        TXU Europe Group plc       Freehold        --          Offices            80,000 sq.ft.
   Wherstead, Ipswich
Russell House          TXU Europe Group plc       Freehold        --          Offices            94,500 sq.ft.
Suffolk House          TXU Europe Group plc       Leasehold    2 years        Offices            44,000 sq.ft.
Fison House            TXU Europe Group plc       Leasehold    3 years        Offices            24,000 sq.ft.
Constantine House      TXU Europe Group plc       Leasehold    5 years        Offices            54,000 sq.ft.
King's Lynn Power      Anglian Power              Freehold        --          Power station         16.1
   Station                Generators Limited
Peterborough Power     TXU Europe Power           Freehold        --          Power station         18.1
   Station                Limited
Drakelow C Power       TXU Europe Merchant        Leasehold    95 years       Power station        177.0
   Station                Properties Limited
High Marnham Power     TXU Europe Merchant        Leasehold    95 years       Power station        178.4
   Station                Properties Limited
Ironbridge Power       TXU Europe Merchant        Leasehold*   95 years       Power station        212.7
   Station                Properties Limited
Rugeley B Power        TXU Europe Merchant        Leasehold*   95 years       Power station        299.0
   Station                Properties Limited
West Burton Power      TXU Europe Merchant        Leasehold*   95 years       Power station        511.5
   Station                Properties Limited

  * In January 2001, TXU Europe Group exercised its option to purchase the freehold interest on these plants. Therefore, these plants are now freehold interest from that time.

     For more information concerning TXU Europe Group's UK generating stations, see - "OPERATING SEGMENT - Portfolio Trading and Power Segment".


Item 3.  LEGAL PROCEEDINGS

   TXU Europe and its subsidiaries are party to lawsuits arising in the ordinary course of their business. TXU Europe believes, based on its current knowledge and the advice of counsel, that the ultimate resolution of all such lawsuits and resulting claims would not have a material adverse effect on its financial position, results of operation or cash flows.

  In February 1997, the official government representative of pensioners (Pensions Ombudsman) made a final determination against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply
Pension Scheme (ESPS). The determination related to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. This determination was set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal, and judgment was received. The judgment endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid appealed the decision to the House of Lords. The appeal has been heard and judgement is expected to be handed down in the second quarter of 2001. If a similar complaint were to be made against TXU Europe Group in relation to its use of actuarial surplus in its section of the ESPS, it would vigorously defend the action, ultimately through the courts. However, if a determination were finally to be made against it and upheld by the courts, TXU Europe Group could have a potential liability to repay to its section of the ESPS an amount estimated by TXU Europe Group to be up to pounds 45 million, exclusive of any applicable interest charges.

  TXU Europe Group's section of the Electricity Supply Pension Scheme remains in substantial surplus and any payment to the plan that might ultimately prove to be necessary would be accounted for as an increase in pension assets, and would not have an immediate impact on income. However, any related penalties or interest (which could be assessed, though none are currently proposed) would adversely affect income. There can be no assurance as to the outcome of this matter.

  On January 25, 1999, the Hindustan Development Corporation (HDC) issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against TEG (now Energy Holdings (No.3) Limited), claiming damages of pounds 255 million for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. On November 21, 2000, the Arbitrators issued their decision and dismissed HDC's claim in full, and TEG was liable only for its own legal costs involved in the case, an estimated pounds 1 million. On December 21, 2000, HDC filed a Request for Clarification of the Arbitrators' decision (Request) under
Section 33 of the Arbitration and Conciliation Act, the purpose of which is to entitle a party to arbitration to seek clarification of language used in the Arbitrators' decision. TEG filed its response to the Request on January 15, 2001, asserting that the Request was untimely made and that the language used by the Arbitrators needed no clarification. TXU Europe believes that the Arbitrators will have no alternative but to dismiss the Request. The effect of filing the Request, however, has been to stay the time HDC has to file an appeal of the Arbitrators' decision.

  In August 2000, the Spanish Stock Market Commission announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases of Hidrocantabrico in order to avoid making a formal takeover bid. TXU Corp. was originally named as a party but is seeking its removal from these proceedings. Philip Turberville, the principal executive officer of TXU Europe, was also named as a party in the investigation. If the two utilities are found to be in violation of Spanish securities law, they could face a substantial fine and other restrictions. The investigation could last until February 2002.
TXU Europe is unable to determine what impact there may be, if any, as a result of the investigation. TXU Europe and TXU Corp. believe there has been no violation of Spanish securities laws and are fully cooperating with the investigation.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                   PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

All of TXU Europe's outstanding share capital is held indirectly by TXU Corp.



Item 6.  SELECTED FINANCIAL DATA

The information required hereunder for TXU Europe is set forth under Selected Financial Data included in Appendix A to this report.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required hereunder for TXU Europe is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.



Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required hereunder for TXU Europe is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required hereunder for TXU Europe is set forth under Statement of Responsibility, Independent Auditors' /Accountants' Reports, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Shareholder's Equity and Notes to Consolidated Financial Statements as included in Appendix A to this report.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On August 6, 1999, based upon the recommendation of its Audit Committee, the Board of Directors of TXU Europe voted to appoint Deloitte & Touche as the principal accountants for TXU Europe and its subsidiaries for the year ended December 31, 1999. TXU Europe chose not to continue the engagement of PricewaterhouseCoopers, its former principal accountants. The decision by TXU Europe to change principal accountants was made in order to align the principal accountants of TXU Europe with those of TXU Corp. Deloitte & Touche LLP have been the principal accountants for TXU Corp. and its predecessors since 1945.

No report of PricewaterhouseCoopers on TXU Europe's financial statements, including the period from formation, February 5, 1998, through December 31, 1998, contained any adverse opinion or disclaimer of opinion, nor was any report qualified in any manner.

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

TXU Europe requested and received from PricewaterhouseCoopers a letter dated August 9, 1999 addressed to the Securities and Exchange Commission stating that it agreed with the above statements for the period from formation through December 31, 1998 and the period from January 1, 1999 to August 6, 1999.

On August 6, 1999, TXU Europe engaged Deloitte & Touche as its principal accountants to audit the financial statements for the year ending December 31, 1999. TXU Europe has not consulted Deloitte & Touche regarding any of the matters or events listed in Item 304(a)(2)(i) and (ii) of Regulation S-K of the Securities Act. TXU Corp. had routine discussions with Deloitte & Touche LLP concerning the application of accounting principles and other matters primarily relating to the application of purchase accounting principles to the consolidated financial statements of TXU Corp. TXU Corp. and Deloitte & Touche LLP do not believe that these discussions constitute consultations within the context of Item 304(a)(2) of Regulation S-K.



                                  PART III



Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is not presented herein as TXU Europe meets the conditions set forth in General Instruction (I) (1) (a) and (b).



Item 11. EXECUTIVE COMPENSATION

Item 11 is not presented herein as TXU Europe meets the conditions set forth in General Instruction (I) (1) (a) and (b).



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is not presented herein as TXU Europe meets the conditions set forth in General Instruction (I) (1) (a) and (b).



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is not presented herein as TXU Europe meets the conditions set forth in General Instruction (I) (1) (a) and (b).

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

(A)  Documents filed as part of this report:                       Page

  Financial Statements (included as Appendix A to this report):

     Selected Financial Data                                        A-2

     Management's Discussion and Analysis of Financial Condition
       and  Results of Operations                                   A-4

     Statement of Responsibility                                    A-23

     Independent Auditors'/Accountants' Reports                     A-24

     Statements of Consolidated Income                              A-27

     Statements of Consolidated Comprehensive Income                A-28

     Statements of Consolidated Cash Flows                          A-29

     Consolidated Balance Sheets                                    A-30

     Statements of Consolidated Shareholder's Equity                A-31

  Notes to Consolidated Financial Statements                        A-32

  The financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

  (b)  Reports on Form 8-K:

     Reports on Form 8-K filed since September 30, 2000, are as follows:

          Date of Report           Item Reported
          ---------------        ----------------
          None

  (c)  Exhibits:

          Included in Appendix B to this report.

                                 SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Europe Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TXU EUROPE LIMITED


Date:    March 7, 2001        By    /s/ Philip G Turberville
                                  ----------------------------
                                  Name: Philip G Turberville
                                  Title: Principal Executive
                                         Officer and Director



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Europe Limited and in the capacities and on the date indicated.

          Signatures                 Title            Date


         /s/ Erle Nye             Chairman and
  ---------------------------     Director
          (Erle Nye)

   /s/ Philip G Turberville       Principal
  ---------------------------     Executive
    (Philip G Turberville)        Officer and
                                  Director


       /s/ Paul C Marsh           Principal
  ---------------------------     Financial
        (Paul C Marsh)            Officer and
                                  Director


      /s/ Derek C Bonham          Director
  ---------------------------
       (Derek C Bonham)                            March 7, 2001

     /s/ H Jarrell Gibbs          Director
  ---------------------------
      (H. Jarrell Gibbs)

    /s/ Michael J McNally         Director
  ---------------------------
     (Michael J McNally)

   /s/ Robert A Wooldridge        Director
  ---------------------------
    (Robert A Wooldridge)

   /s/ Scott R J Longhurst        Principal
  ---------------------------     Accounting
    (Scott R J Longhurst)         Officer

                                                                   Appendix A






TXU EUROPE LIMITED AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 2000

                                                              Page


Selected  Financial Data - Consolidated Financial and
  Operating Statistics                                        A- 2
Management's Discussion and Analysis of Financial
  Condition and Results of Operations                         A- 4
Statement of Responsibility                                   A- 23
Independent Auditors'/Accountants' Reports                    A- 24

Financial Statements:

  Statements of Consolidated Income                           A- 27
  Statements of Consolidated Comprehensive Income             A- 28
  Statements of Consolidated Cash Flows                       A- 29
  Consolidated Balance Sheets                                 A- 30
  Statements of Consolidated Shareholder's Equity             A- 31
  Notes to Consolidated Financial Statements                  A- 32

                     TXU EUROPE LIMITED AND SUBSIDIARIES
                           SELECTED FINANCIAL DATA
                      CONSOLIDATED FINANCIAL STATISTICS

  TXU Europe Limited (TXU Europe), a private limited company incorporated under the laws of England and Wales on February 5, 1998 (Formation), is an indirect wholly-owned subsidiary of TXU Corp., a Texas corporation. On May 19, 1998, TXU Europe obtained control of The Energy Group PLC (TEG), the former holding company of TXU Europe Group plc, formerly Eastern Group plc, (TXU Europe Group). For financial reporting purposes, TXU Europe Group is considered to be the "Predecessor Company" to TXU Europe. Earnings of TXU Europe Group are not reflected in TXU Europe's results before May 19, 1998, other than as a result of TXU Europe's 22% equity interest in the net income of TEG for the period from March through May 18, 1998. Since May 19, 1998, TXU Europe has accounted for TEG and TXU Europe Group as consolidated subsidiaries. Also on May 19, 1998, TEG sold its United States (US) and Australian coal businesses and US energy marketing operations.

  The acquisition of TEG was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America (US GAAP). The total purchase consideration for the TEG businesses acquired was approximately pounds 4.4 billion. The excess of the purchase consideration plus acquisition costs over the net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of pounds 3.5 billion, which is being amortized over 40 years.

  The selected financial data of TXU Europe and Predecessor have been derived from the audited financial statements of TXU Europe and TXU Europe Group and have been prepared in accordance with US GAAP.





                                                                           Predecessor
                                                                     ----------------------
                                                         Period      Period from
                                                          from         April 1,
                                        Year Ended      Formation       1998        Year
                                        December 31,     Through      Through      Ended
                                     ----------------  December 31,    May 18,    March 31,
                                       2000     1999      1998          1998        1998
                                     -------   ------  ------------  -----------  ---------
                                                      (pounds  million)
Total assets - end of year            10,947    8,905    8,529                      5,826
                                     -------   ------   ------       ----------    -------
Capitalization - end of year
 Long-term debt and other
   obligations, less amounts
   due currently                       4,480    4,539    3,629                      1,976
Minority interest                        258      243      190                          6
Preferred securities of subsidiary
   perpetual trust                        95        -        -                          -
Notes payable to TXU Corp.                 -        -      682                          -
Shareholder's equity                   1,799    1,673    1,535                      1,802
                                     -------   ------   ------       ----------    -------
       Total                           6,632    6,455    6,036                      3,784
                                     -------   ------   ------       ----------    -------
Operating revenues                     4,671    3,753    2,165           425        3,475
Operating income (loss)                  443      543      314           (11)         267

Income before interest*                  517      551      360           (10)         277
Net income (loss)                        120      138       77           (21)         (38)
Net interest expense                     311      284      205            16          126
Ratio of earnings to
   fixed charges                         1.5      1.8      1.5           0.1          1.7


  * Income (loss) before Interest, Income Taxes, Distributions and Minority Interest on the face of the Statements of Consolidated Income.


                     TXU EUROPE LIMITED AND SUBSIDIARIES

                           SELECTED FINANCIAL DATA
                            OPERATING STATISTICS



                                                                     Period From
                                                      Period  From    January 1,
                                      Year Ended       Formation         1998
                                     December 31,       Through        Through
                                  -----------------   December 31,      May 18,
                                    2000      1999       1998            1998
                                  -------   -------  -------------   -----------
SALES VOLUMES
Electric (gigawatt-hours) -
(GWh):
 Industrial and commercial         22,586    19,698      15,459          7,593
 Residential                       17,263    16,726       7,826          6,501
                                  -------   -------     -------        -------
  Total electricity                39,849    36,424      23,285         14,094
                                  =======   =======     =======        =======

Gas (billion cubic feet) -
 (Bcf):
 Industrial and commercial             57        77          51             49
 Residential                           58        49          21              6
                                  -------   -------     -------        -------
  Total gas                           115       126          72             55
                                  =======   =======     =======        =======

Wholesale energy sales:
 Electricity (GWh)                100,132    78,950      51,060         31,122
                                  =======   =======     =======        =======
 Gas (Bcf)                          1,000       447         148             77
                                  =======   =======     =======        =======
Electricity Units
 distributed (GWh)                 33,393    33,120      19,249         13,002
                                  =======   =======     =======        =======

CUSTOMERS (end of period  -
in thousands)
Electric                           4,358     2,931        3,211
Gas                                1,127       805          777


Information included herein for the period from January 1, 1998 through May 18, 1998 has been provided for use with the information for the period from Formation to December 31, 1998 to compare revenues on a year on year basis.

                   TXU EUROPE LIMITED AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

  The discussion below should be read in conjunction with the consolidated financial statements and the related notes of TXU Europe. TXU Europe Group constituted 99% of TXU Europe's assets as of December 31, 2000 and generated 100% of TXU Europe's operating revenues for the year ended December 31, 2000. Certain prior year information has been reclassified to conform to the current year's presentation.

ACQUISITIONS AND OTHER CHANGES IN THE BUSINESS

  TXU Europe continually reviews its portfolio of businesses and investments and makes adjustments as considered necessary to meet its objectives and to maintain financial and operational flexibility. As part of this review, capital may be redeployed within the energy portfolio to maximize returns across Europe.

  On August 3, 2000, TXU Europe purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc) for total consideration, including direct costs of the acquisition, of pounds 340 million. Financing was provided through existing bank lines and cash balances on hand. The transaction also includes the assumption of certain of Norweb Energi's obligations, including its power purchase agreements, which have been integrated into TXU Europe's energy portfolio.

  The agreement for the purchase of Norweb Energi included the eventual transfer of the current Norweb plc public electricity supply license-area customers (franchise or "in area" customers) and the transfer of Norweb plc's interest in the power purchase agreements to TXU Europe Group. TXU Europe Group expects contracts with Norweb plc public electricity supply customers to be in place under the Utilities Bill in early 2001. Meanwhile, Norweb plc's economic interest in the franchise customers and power purchase agreements are effectively passed to Eastern Energy Ltd. (Eastern Energy), a subsidiary of TXU Europe Group, through an agency agreement. Eastern Energy acts as Norweb plc's agent in meeting all its obligations under its public electricity supply license as they relate to the supply of electricity. All of Norweb plc's "out-of-area" electricity and all gas customers were transferred to TXU Europe Group on August 3, 2000.

  The acquisition of Norweb Energi was accounted for as a purchase business combination. The assets and liabilities of Norweb Energi at the acquisition date, including its power purchase agreements, have been adjusted to their estimated fair values. The process of determining the fair value of assets and liabilities of Norweb Energi has not been completed. The latest estimate of the excess of the purchase consideration plus acquisition costs over the net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of pounds 622 million which is being amortized over 20 years. This amount is subject to further revision as additional information becomes available, primarily relating to exit costs and other liabilities assumed at acquisition. The final determination of the purchase accounting adjustments requires additional information and analysis, which is ongoing and is expected to be completed within one year of the acquisition date. The results of operations of Norweb Energi are reflected in the consolidated financial statements of TXU Europe from the August 3, 2000 effective date of the acquisition.

  Also on August 3, 2000, TXU Europe announced that its subsidiary, Eastern Energy, had contracted its customer services operations to Vertex Data Science Limited (Vertex), United Utilities plc's customer services business. Customer services include call centers, billing, credit management and debt collection. Eastern Energy's 1,335 customer services staff transferred to Vertex on September 1, 2000.

      On January 8, 2001, TXU Europe completed the acquisition of 51% of Stadtwerke Kiel AG (Kiel AG), a German municipal utility, for approximately pounds 145 million. At the date of acquisition, Kiel AG had recorded sterling equivalent assets of approximately pounds 121million and liabilities of pounds 82 million. The process of determining the fair value of tangible and identifiable intangible assets acquired and liabilities assumed has not been completed.

  TXU Europe Group and EDF London Investments plc, a subsidiary of Electricite de France, have created an equally held joint venture company, named "24seven", for the management, operation and maintenance of their subsidiaries' respective electricity distribution networks. The new joint venture began operations on April 7, 2000. TXU Europe accounts for its investment in 24seven by the equity method of accounting. 24seven serves over five million electricity customers in London and the eastern counties of England. Employees of the joint venturers' subsidiaries, Eastern Electricity plc (Eastern Electricity) and London Electricity plc, have been transferred to 24seven. The physical distribution system assets, as well as all operating licenses, continue to be separately owned by Eastern Electricity and London Electricity plc, respectively. (See Note 2 to Consolidated Financial Statements for a discussion of restructuring and other related costs.)

  On January 25, 2001, TXU Europe entered into a commitment to sell its 19.2% interest in Hidroelectrica del Cantabrico, SA (Hidrocantabrico) to a consortium led by Electricidade de Portugal S.A., the Portugese utility company, and Spanish savings bank Caja de Ahorro de Asturias (Cajastur). Electricidade de Portugal and Cajastur unconditionally offered euros 24 per share for 100% of Hidrocantabrico. In March 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe, announced its intention to make a cash offer to acquire all of the shares of Hidrocantabrico that TXU Europe did not then own. Later in March 2000, after a competing bid had been issued, TXU Europe announced that it would not pursue its offer. In a series of private transactions since that date, TXU Europe acquired additional shares in Hidrocantabrico until it holds approximately 19.2% of the outstanding shares. TXU Europe has pre-emption rights over 4.9% of the stock in Hidrocantabrico currently held by Electrabel SA (Electrabel), an electricity company in Belgium, if Electrabel elects to sell its interests in Hidrocantabrico to another company during a one year period beginning July 4, 2000. TXU Europe is subject to a conditional put option by which it can be required to purchase the 10% interest in Hidrocantabrico held by Electrabel to the extent Electrabel is required to dispose of its holding in Hidrocantabrico by the European Union or Spanish Competition Authorities during a one year period beginning July 4, 2000. The conditions of this put option include a reasonable notice period before execution. Results of operations for 2000 include approximately pounds 7 million of costs incurred in connection with the intended offer for Hidrocantabrico, included in other income - net.

  In August 2000, the Spanish Stock Market Commission announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases of Hidrocantabrico in order to avoid making a formal takeover bid. TXU Corp. was originally named as a party but is seeking its removal from these proceedings. If the two utilities are found to be in violation of Spanish securities law, they could face a substantial fine and other restrictions. The investigation could last until February 2002.
TXU Europe is unable to determine what impact there may be, if any, as a result of the investigation. TXU Europe and TXU Corp. believe there has been no violation of Spanish securities laws and are fully cooperating with the investigation.

  On March 1, 2000, TXU Europe Power acquired Nedalo BV for pounds 4.5 million, including pounds 2.8 million of goodwill. This acquisition included the remaining 25% of Nedalo (UK) Limited it did not already own. Nedalo BV is a leading manufacturer of small electrical combined heat and power plants.

   In May 2000, TXU Europe sold its metering business in the UK for pounds 36 million in proceeds, realizing a pre-tax gain of approximately pounds 29 million. In addition, in August 2000, TXU Europe completed the sale of its interest in Severomoravska energetika, a.s. (SME), for pounds 51 million in proceeds, realizing a pre-tax gain of approximately pounds 20 million. The investment in SME was previously accounted for as an available for sale marketable equity security, and the amount of holding gains that were previously recorded in other comprehensive income has been reclassified as realized gains. Both of these sales have been recorded in other income - net.

    On February 1, 2001, TXU Europe announced it had agreed to sell its interest in the North Sea gas fields for approximately pounds 138 million as a result of its ongoing review of its program to reposition its energy portfolio.

  In November 1999, TXU Europe formed a joint venture with certain shareholders of Pohjolan Voima Oy (PVO), Finland's second largest electricity generator. As part of the transaction, TXU Europe contributed approximately euros 300 million (pounds 190 million) for an 81% ownership interest in the joint venture company, TXU Nordic Energy. The acquisition of the interest in PVO resulted in goodwill of approximately pounds 37 million which is being amortized over 40 years. In December 1999, TXU Europe completed the acquisition of an approximate 40% interest in Savon Voima Oyj (SVO), Finland's seventh largest electricity distributor, for approximately pounds

40 million. The agreement includes an option which allows the majority shareholders of SVO to require TXU Europe to purchase all or some of the remaining 60% interest in SVO. The option may be exercised at any time by the majority shareholders and does not expire. TXU Europe accounts for its investment in SVO by the equity method of accounting.

  In December 1998, TXU Europe disposed of its telecommunications business, resulting in a gain of pounds 13 million. In consideration for the business, TXU Europe received cash of pounds 60 million and an investment in the preferred stock of the purchaser, NTL Inc. The investment in the preferred stock was sold in 2000 resulting in recognition of a pre-tax gain of pounds 8 million.

    In December 1999, TXU Europe announced it would import electricity from Russia as part of an arrangement between PVO and the Russian national utility RAO UES (UES). The portion of electricity allocated to TXU Europe under the arrangement will be supplied to TXU Nordic Energy. TXU Nordic Energy is entitled to 190 MW of the 400MW that will be imported by PVO from UES. Under the arrangement, which began January 1, 2001 and lasts until 2004, UES will sell 667 million kilowatt hours (kWh) to PVO in the first year and up to 2.67 billion kWh each year after 2001. The electricity will be supplied through an electricity complex in Vyborg, a city on the Russian-Finnish border.

  TXU Europe's strategy in the United Kingdom (UK) market is to rebalance its energy portfolio through retail growth, long term wholesale sales and, possibly, physical plant disposal. TXU Europe continues to review its energy portfolio within the UK. TXU Europe has also announced that it would seek bids for its UK power assets, in order to evaluate whether their value would be maximized through retention or disposal of these assets. There has been no indication of an impairment of these assets. No decisions have been made as to whether disposals will actually take place.

  TXU Europe will pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will dispose of certain assets to allow redeployment of resources into faster growing opportunities in an effort to enhance its long-term return. However, the current focus is on integration of recently acquired businesses (Norweb Energi and Kiel AG) and selective asset disposal projects with no current plans for any additional acquisitions until those projects are complete.


  RESULTS OF OPERATIONS

  The year ended December 31, 2000 was a time of continuing change in the competitive markets in which TXU Europe operates in the UK and the rest of Europe. The delivery of substantial earnings growth from the Energy business over the last three years within this environment validates TXU Europe's portfolio management business model. This business model involves the co-ordinated management of a flexible portfolio of physical generation assets, contracts and retail activities in order to create value across the entire energy chain (from the generation or production of energy ultimately to the end delivery to customers).

  Specific initiatives during 2000 included:

  -  Repositioning  of  UK  energy portfolio - TXU  Europe  repositioned  its electricity portfolio through the acquisition of Norweb Energi and renegotiation of power leasing arrangements which will allow more efficiency and flexibility in the use of generation assets.

  - Expansion and continued excellence of operations - With the acquisition of Norweb Energi, TXU Europe was the UK's largest electricity supplier and second overall energy supplier as of December 31, 2000, with approximately
5.5 million customer accounts. Power generation in the UK continues to deliver strong results, good availability and flexibility while maintaining high standards of safety and environmental protection.

  - Innovation in retail offering and delivery - Other retail efforts include entering into an innovative joint venture with Servista.com to deliver a cost effective means of acquiring domestic UK customers in the growing e-commerce, multi-service market and the launch of the Staywarm project, providing energy to certain targeted groups. In August 2000, TXU Europe contracted its UK customer services operation to Vertex, assuring continued quality service to customers at a reduced cost per customer.

  - Growth in trading - TXU Europe has maintained the profitability of its gas operations and successfully expanded its trading position, establishing itself as the one of the largest gas traders in the UK market. In continental Europe, central European operations experienced major growth in trading in 2000 with 97 terrawatt hours (TWh) of power trades and 60 TWh equivalent of gas trades compared with four TWh of power trades and one TWh equivalent of gas trades in 1999. These portfolio trading markets are primarily in Germany, the Netherlands, Switzerland and Spain.

  - Acquisition in Germany - In Germany, TXU Europe won the bidding for a majority stake in Kiel AG. The investment provides a platform for growth in Europe's largest energy market.

  - Consolidation and growth in Nordic region - In the Nordic region (primarily the countries of Finland, Norway and Sweden), TXU Europe made progress in repositioning the portfolio under its subsidiary, TXU Nordic Energy, and achieved substantial growth in trading. TXU Nordic Energy is one of the top traders in the Nordpool with power trades of 156 TWh in 2000 compared with 37 TWh in 1999. Trading activities have been established in the Finnish market and access to Russian electricity has been gained.

    - Value creation in Spain - In Spain, TXU Europe holds a 19.2% interest in Hidrocantabrico, and TXU Europe has a commitment to sell its interest to certain parties.

  In addition, within the Networks business there was an innovative response to challenges presented by the Office of Gas and Electricity Markets (OFGEM) Distribution Price Review, effective from April 1, 2000, which resulted in a 28% cut in the distribution prices that could be charged to customers. The joint venture, 24seven, was created to provide distribution services to customers at lower costs.

REVENUES BY SEGMENT:

  The following tables set out the revenues by segment of TXU Europe and TXU Europe Group for the periods indicated:

                                                                             TXU Europe Group
                                               TXU Europe                      (Predecessor)
                                      --------------------------------   -----------------------
                                                                         Period From
                                                          Period  From    January 1,
                                          Year Ended       Formation         1998       Year
                                         December 31,       Through        Through      Ended
                                      -----------------   December 31,      May 18,    March 31,
                                        2000      1999       1998            1998       1998
                                      -------   -------  -------------   -----------  ----------
                                              (pounds  million)
Revenues:
  Energy retail                        2,155     2,219       1,346            628       1,655
  Portfolio trading and power          2,349     1,425         746            764       1,337
                                      ------    ------      ------         ------      ------
  Energy - Total                       4,504     3,644       2,092          1,392       2,992
Networks                                 371       429         253            168         414
Other                                     17        18          31             3           69
Inter-segment elimination's             (221)     (338)       (211)            -            -
                                      ------    ------      ------         ------      ------
                                       4,671     3,753       2,165          1,563       3,475
                                      ======    ======      ======         ======      ======

* Unaudited


  OPERATING RESULTS

  YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

  Overview - Net income for 2000 was pounds 120 million compared with pounds 138 million for 1999. Included in net income for the 2000 period is pounds 7 million (net of deferred taxes of pounds 3 million) for the cumulative effect on periods prior to December 31, 1999 of a change in the method of depreciating distribution system assets from an accelerated method to a straight line method. Income before interest, income taxes, distributions and minority interest (income before interest) was pounds 517 million for 2000 compared with pounds 551 million for 1999. Revenues of pounds 4.7 billion for 2000 were up 24% compared with revenues of pounds 3.8 billion for 1999. The results for Norweb Energi are included since the August 3, 2000 date of acquisition and contributed pounds 391 million in revenues and pounds 34 million in income before interest.

  TXU Europe's results for 2000 included costs of pounds 79 million (pounds 55 million after-tax), mostly for restructuring charges associated with the creation of the 24seven joint venture, for the contracting of the Eastern Energy customer service function to Vertex and for other staff reorganizations, and pounds 7 million for costs associated with the offer for Hidrocantabrico. Partially offsetting this was a gain of pounds 29 million (pounds 21 million after-tax) from the sale of the metering business.
Results for 2000 also benefited from other portfolio adjustments including the pounds 20 million (pounds 14 million after-tax) gain on the sale of TXU Europe's interest in SME. The results for 2000 also reflect a reduction in depreciation expense of approximately pounds 22 million (pounds 16 million after-tax) resulting from the application of the new depreciation method and change in the estimated lives of distribution system assets. (See Note 3 to Consolidated Financial Statements.)

  The overall decrease in income before interest for 2000 primarily reflects the adverse effects of the OFGEM Distribution Price Review, which became effective from April 1, 2000, difficult UK wholesale market conditions, and the impact of restructuring charges. In the UK, these effects have mostly been mitigated by the acquisition of Norweb Energi to increase the customer base, operating cost savings from the creation of 24seven, contracting out customer services to Vertex and the benefits of previous years' actions, and the restructuring and repositioning of the UK portfolio. Other ongoing steps taken include: increased retail marketing efforts; continued review of selective disposal of assets; and continued cost reduction programs and organizational changes in the UK aimed at lowering operating costs. The selective sale of various assets, including the investment in SME and the metering business in 2000, maximize value as part of the continued
restructuring of TXU Europe's portfolio of energy activities. The restructuring of the energy portfolio continued with the January 2001 commitment for the sale of TXU Europe's interest in Hidrocantabrico and the February 1, 2001 announcement of the sale of North Sea gas assets. Further disposals are expected in the first half of 2001. The decrease in income before interest for 2000 from UK and other operations was also offset by the strong performance from continental European operations, in particular increased energy trading activities in the merchant energy business. (See Portfolio trading and power segment discussion below.)

  Excluding the pounds 72 million of restructuring costs included in 2000, operating and maintenance expenses were pounds 622 million compared with pounds 706 million for 1999. The reduction from the comparable 1999 amounts reflects the underlying benefits of staff reorganizations and other exit costs and on-going cost savings programs throughout TXU Europe, partially offset by the inclusion of Norweb Energi.

  Depreciation expense for future periods should be lower than comparable 1999 periods as a result of the change in depreciation method and change in estimated lives adopted as of the beginning of 2000 on distribution system assets. The straight line method has been implemented to better recognize the cost of the assets over the anticipated useful life of the assets. As a result of the acquisition of Norweb Energi, amortization of goodwill is expected to be slightly higher in future periods.

  Other income - net for 2000 of pounds 74 million is comprised primarily of the gains from the sale of certain assets and other investments, including the sale of the metering business and the sale of the portfolio interest in SME, aggregating pounds 65 million pre-tax (pounds 46 million after-tax). Other gain transactions, equity in earnings of joint ventures and dividend income from other investments, reduced by the pounds 7 million in costs associated with the intended offer for Hidrocantabrico, were also contributing factors.

  Interest expense for 2000 was higher than for 1999 primarily due to higher variable interest rates and a higher level of debt.

  Total income tax expense of TXU Europe for 2000 was pounds 70 million compared with pounds 111 million for 1999. The effective tax rate in both periods is affected by amortization of goodwill and other non-deductible items primarily related to a capital lease. The effective tax rate in 2000 also reflects pounds 18 million in respect of favorable resolutions of certain matters relating to prior years tax matters.

  The 2000 period includes pounds 8 million in charges for quarterly distributions on the preferred securities issued by TXU Europe Capital I in March 2000.

  See Note 18 to Consolidated Financial Statements for information on revenues and income before interest by operating segment.

  Energy  retail  -Revenues for both 2000 and 1999 were approximately  pounds
2.2 billion. The amount for 2000 reflects the addition of customers from the Norweb Energi business offset by a reduction in revenues from other customers of Eastern Energy. Norweb Energi business contributed revenues of pounds 391 million since acquisition in August 2000. The decrease in the Eastern Energy business is due to a reduction in customers in the residential market, reflecting intense competition, and to lower electricity volumes sold in the industrial and commercial markets as part of a focus on retaining more profitable customers and selling volumes in the wholesale market at stronger prices. Customer retention improved during 2000 and new marketing initiatives are underway to achieve better results in the future, such as investing in an e-commerce business in order to attract customers and sell electricity over the internet. In December 2000, TXU Europe Group acquired a 20% interest in Servista.com Limited, an on-line provider of energy and communications services. TXU Europe Group will be the sole supplier of energy sold under the Servista.com brand for an initial period of five years.

  Income before interest for 2000 was pounds 78 million compared with a loss of pounds 25 million for 1999. The increase from the prior year includes the contribution from the Norweb Energi business (pounds 34 million). The remaining improvement is attributable to the Eastern Energy business primarily due to a change in the basis of calculating the prices charged for the intracompany transfer of electricity and gas from the portfolio trading and power segment (pounds 83 million), favorable price and cost margin variances (pounds 19 million) and operating cost savings (pounds 14 million), partially offset by adverse variances due to the decrease in customers (pounds 28 million) and restructuring charges (pounds 19 million).

  TXU Europe may vary the basis of transfer pricing (i.e. prices charged for energy from the portfolio trading and power segment to the energy retail segment) to reflect changes in markets, prices and other current economic conditions.

  Portfolio trading and power - Revenues for 2000 were pounds 2.3 billion compared with pounds 1.4 billion for 1999. The increase is mainly attributable to the expansion of merchant energy (trading) operations. Wholesale electricity and gas activity for 2000 has increased substantially, up 27% and 124%, respectively, from the same period of 1999 (shown in the operating statistics table above). Owing to the nature of the trading activity and the instruments involved, the increase in revenues is not directly proportional to the increase in wholesale energy volumes, as such revenues are recognized on a margin basis.

  Income before interest for 2000 was pounds 263 million compared with pounds 409 million for 1999. The decrease in income is primarily due to lower margins on UK wholesale sales of gas and electricity partially offset by an increase in contribution from trading operations in continental Europe (pounds 92 million net), the change in the basis of calculating the prices charged to the Energy Retail segment for the intracompany transfer of electricity and gas (pounds 83 million) and restructuring charges (pounds 9 million). Operating cost savings (pounds 24 million) and the gain on disposal of certain land assets (pounds 14 million) were partially offsetting.

  Within continental Europe, income before interest from Nordic operations in 2000 rose pounds 14 million over 1999 while energy trading in the rest of Europe, primarily Germany, rose pounds 4 million during 2000. Energy trading operations in continental Europe are accounted for on a mark-to-market basis. In its first full year of operation, TXU Europe's Geneva office traded 157 TWh of power in 2000 while the Nordic operations traded 156 TWh. TXU Europe also became one of the first foreign companies to gain control of a German stadtwerke (local utility) with its purchase in January 2001 of 51% of Kiel AG. The operations in Kiel AG will complement TXU Europe's increasing trading activity on the German exchanges.

  Networks - Revenues were pounds 371 million for 2000 compared with pounds 429 million for 1999. The decrease primarily reflects the adverse impact of the OFGEM Distribution Price Controls, which became effective April 1, 2000, partially offset by higher unit sales in 2000 compared with 1999.

  Income before interest for 2000 was pounds 150 million compared with pounds 175 million for 1999. The decrease is due primarily to the reduction in revenues as a result of the impact of the Distribution Price Controls on rates that can be charged to customers, offset by savings on operating costs. Operating cost savings include the reduction in depreciation expense following the adoption of the new depreciation method and change in estimated asset lives, as well as cost savings which have arisen because of the new cost structure following the implementation of the joint venture, 24seven.

  Other - Income before interest from other business operations was pounds 56 million for 2000 compared with pounds 4 million for 1999. The increase primarily reflects the disposal of the metering business and the sale of TXU Europe's portfolio investment in SME.

  Unallocated corporate costs include amortization of goodwill and, in 2000, restructuring costs incurred, net of aggregate gains on sales of other investments and other gain transactions.

  YEAR ENDED DECEMBER 31, 1999 COMPARED WITH PERIOD ENDED DECEMBER 31, 1998

  Revenues

  The business operations of TXU Europe Group were not significantly changed as a result of the purchase of TEG by a subsidiary of TXU Europe. For purposes of the discussion of operating revenues for the year ended December 31, 1999 compared with the year ended December 31, 1998, the revenues of TXU Europe Group for the period from January 1, 1998 through May 18, 1998 have been combined with the revenues of TXU Europe for the period from May 19, 1998 through December 31, 1998.

  Energy retail - Revenues from the energy retail operations for 1999 were pounds 2.2 billion compared with revenues for 1998 of pounds 1.6 billion. Volumes in the gas residential market increased in 1999 as a result of this market being fully opened to competition. Electricity volumes decreased due to the loss of industrial and commercial customers in the October 1999 contract round (the period of renegotiation of significant numbers of contracts) and loss of customers in the ex-franchise market. Prices in the industrial and commercial sector, however, have improved. In December 1999, TXU Europe Group's volume in this market decreased as a result of a policy to accept business on a more selective basis.

  Portfolio trading and power - Revenues from the Portfolio trading and power operations in 1999 were pounds 1.4 billion compared with pounds 0.9 billion for 1998. Increased operating volumes in the gas portfolio have increased revenue partially offset by lower revenues in the electricity portfolio due to lower time-weighted Pool purchase prices (weighted for time of day sales) and reduced volumes.

  Networks - Revenues from the networks business for 1999 were pounds 429 million compared with pounds 306 million for 1998. Units distributed in 1999 increased by approximately 3% from 1998 and regulated prices increased slightly from April 1999.

  Other - Other revenues were pounds 18 million in 1999, relating primarily to the metering business. In 1998, other revenues were pounds 37 million and included, in addition to metering revenues, revenues from the telecommunications business which was sold in December 1998 and revenues from the modular building business operated by Rollalong Limited, which was sold in February 1999.

Income before interest

  The post-acquisition results of TXU Europe include the results of TXU Europe Group plus purchase accounting adjustments and financing costs of the acquisition.

  Income before interest of TXU Europe for 1999 of pounds 551 million consisted of pounds 3.8 billion of operating revenues offset by costs and expenses of pounds 3.2 billion. Costs and expenses included pounds
2.2 billion for energy purchased for resale and fuel consumed, pounds 706 million for operation and maintenance expense, pounds 87 million for amortization of goodwill and pounds 173 million for depreciation and other amortization. There was pounds 8 million of other income.

  Income before interest of TXU Europe for the 1998 period was pounds 360 million and consisted of pounds 2.2 billion of operating revenues offset by costs and expenses of pounds 1.9 billion and other income of pounds 46 million. These results include the operations of TXU Europe Group from May 19, 1998. Costs and expenses included pounds 1.3 billion for energy purchased for resale and fuel consumed pounds 379 million for operation and maintenance expense, pounds 92 million for depreciation and other amortization and pounds 52 million for amortization of goodwill.

Net interest expense

  Net interest expense of TXU Europe for 1999 of pounds 284 million included interest expense of pounds 347 million offset by interest income of pounds 63 million. Interest expense included pounds 64 million in respect of sterling denominated Eurobonds and pounds 49 million in respect of the rent factoring financing arrangement for leased power stations, as well as payments of pounds 51 million under the Sterling Credit Agreement, pounds 35 million under the Senior Notes and pounds 19 million on the note payable to TXU Corp., which was paid off in June 1999.

  Net interest expense of TXU Europe for the 1998 period of pounds 205 million included interest expense of pounds 269 million offset by interest income of pounds 64 million on cash balances. Interest expense included payments of pounds 74 million under the Sterling Credit Agreement, pounds 40 million in respect of sterling-denominated Eurobonds, pounds 38 million in respect of the rent factoring financing arrangement as well as pounds 33 million on the note payable to TXU Corp.

Total tax expense

  Total tax expense of TXU Europe for the year ended December 31, 1999 was pounds 111 million. Total tax expense of TXU Europe for the 1998 period was pounds 67 million. The effective tax rate for both periods was affected by non-deductible expenses related to capital leases and amortization of goodwill. The 1998 period also reflected a tax benefit of approximately pounds 8 million associated with a 1% reduction in the statutory tax rate and included income that was taxed at rates less than the statutory rate.

PERIOD FROM APRIL 1, 1998 THROUGH MAY 18, 1998 (PREDECESSOR)

  TXU Europe Group incurred a loss before interest for the period from April 1, 1998 through May 18, 1998 of pounds 10 million consisting of pounds 425 million of operating revenues offset by costs and expenses of pounds 436 million and other income of pounds 1 million. Costs and expenses included pounds 287 million for energy purchased for resale and fuel consumed, pounds 123 million for operation and maintenance expense and pounds 26 million for depreciation and amortization.

  Net interest expense of TXU Europe Group for the period from April 1, 1998 through May 18, 1998 of pounds 16 million included interest expense of pounds 28 million offset by interest income of pounds 12 million on cash balances. Total tax benefit of TXU Europe Group for the period from April 1, 1998 through May 18, 1998 was pounds 5 million.

REGULATORY ISSUES

  The regulation of distribution and supply charges is currently subject to review by OFGEM.

    Networks - In December 1999, OFGEM issued the Distribution Price Control Review report proposing a range of substantial net revenue reductions for the distribution businesses of all regional electricity companies in the UK. The final proposals for Eastern Electricity incorporated an initial reduction in allowed revenues for regulated units of 28% from April 1, 2000 with further annual reductions of 3% per year for the next four years, adjusted for inflation. The effect on revenues was a reduction of pounds 65 million, adjusted for inflation in 2000 and is estimated to be a further reduction of about pounds 30 million in 2001. In April 2000, the Director General of Electricity Supply (DGES) established a new basis for the revenues TXU Europe's distribution business is allowed to receive.

  In April 2000, following the Distribution Price Control Review, OFGEM initiated a new review known as the Information and Incentives Project. This project was described in the final proposals of the Distribution Price
Control Review. This project is intended to increase the incentives on companies to improve quality of service and reduce the uncertainty around the price control review process. It is intended that an incentive framework rewarding or penalizing companies by up to 2% of revenue, based on a measure of network performance, will be introduced beginning April 2002.

  Energy Retail - Under regulatory arrangements, supply price controls became effective on April 1, 2000. The scope of the controls has been reduced to remove all small businesses and some residential customers from direct price controls. TXU Europe Group's directly controlled tariffs were reduced by an average of 7.1% from April 1, 2000 as required by the new controls, resulting in an estimated reduction in annual revenues of approximately pounds 15 million. As the market is opened further to competition, it is expected that price restraints will no longer be applied to domestic customers. The DGES has indicated that he hopes to be able to remove price controls effective April 1, 2002.

    New Electricity Trading Arrangements (NETA) - Following a comprehensive reassessment of the timetable for completion of all the necessary testing, the implementation of NETA is now scheduled to commence on March 27, 2001, although the date may be revised before then based on the progress in the ability of participants to communicate with the central systems being installed and other concerns. Under NETA, for those companies wishing to buy and sell electricity, the arrangements provide the freedom to enter into directly negotiated contracts instead of having to trade through a central electricity pool. It is expected that under the new arrangements bulk electricity will be traded on one or more exchanges and through a variety of bilateral and multilateral contracts and that market participants will include not only generators and suppliers but also traders with physical positions, i.e. energy wholesalers; accordingly, NETA implementation will eliminate the Pool. The new arrangements provide mechanisms for near real-time clearing and settlement of differences between contractual and physical positions of those buying, selling, producing and consuming electricity. A balancing mechanism will enable the system operator (National Grid Company) to change levels of generation and demand to near real-time; and a mechanism for imbalance settlement will provide for the settling of the differences between net physical and net contractual position of parties.

  Electricity supply businesses have incurred significant costs to introduce and operate under NETA, while the financial impact on distributors has been minimal. Although the UK government proposes that such costs will ultimately be borne by customers, OFGEM has not allowed recovery of such costs in the price controls which became effective on April 1, 2000. TXU Europe's ability to manage its purchase price risk depends, in part, on the continuing availability of properly priced risk management mechanisms such as contracts for differences and electricity forward agreements. No assurance can be given that an adequate, transparent market for such products will in fact be available in the future (including NETA).

  TXU Europe is unable to determine, at this time, what impact the implementation of NETA will have on its financial position, results of operations or cash flows.

  Utilities Act - The Utilities Act 2000 (Utilities Act) received Royal Assent (necessary for enactment) on July 28, 2000 and will become effective in April 2001. The goals of the Utilities Act are to place consumer interests at the core of regulation and to harmonize gas and electricity regulation. The Utilities Act makes changes to the electricity and gas licensing framework, but for the most part license obligations will be carried over as appropriate and will be largely unchanged from those in present licenses. In addition, the regulators of gas and electricity markets are combined into a single regulatory body, the Gas and Electricity Markets Authority (the Authority), which consists of a Chairman and Members appointed by the Secretary of State for Trade and Industry, and is supported by OFGEM.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2000 AND YEAR ENDED DECEMBER 31, 1999 OF TXU EUROPE.

  Net cash generated by operating activities was pounds 507 million for 2000 compared with pounds 417 million for 1999. Changes in operating assets and liabilities provided pounds 108 million for 2000 compared with pounds 88 million used for 1999. The amount for 1999 includes pounds 255 million, representing the sale of accounts receivables under a receivables financing program revised in March 1999, that previously had used the receivables as collateral on short-term borrowings. Cash flows provided by operating activities before changes in operating assets and liabilities were pounds 399 million for 2000 and pounds 505 million for 1999.

  Cash used in investing activities was pounds 581 million for 2000 compared with pounds 686 million for 1999. Acquisitions of businesses (primarily Norweb Energi) were pounds 319 million in 2000. Capital expenditures were pounds 229 million for 2000 compared with pounds 385 million for 1999. Cash used for other investments in 2000 of pounds 238 million primarily reflects the purchase of additional shares in Hidrocantabrico. The pounds 282 million invested in 1999 was primarily for the investments in PVO and SVO in the Nordic markets. Proceeds from the sales of assets and other investments, partly from TXU Europe's repositioning of its portfolio, were pounds 137 million for 2000. Most of this came from the sales of the metering business (pounds 36 million), the investment in SME (pounds 51 million) and the sale of other investments (pounds 50 million).

  Cash provided by financing activities for 2000 was pounds 452 million compared with pounds 88 million for 1999. For 2000, long-term debt borrowings were pounds 1.4 billion and repayments of long-term debt were pounds 1.1 billion (primarily to pay down the Tranche B borrowings). (See table below for details.) In addition, there was pounds 95 million of Preferred Securities of Subsidiary Perpetual Trust issued in March 2000. For 1999, borrowings of long-term debt were approximately pounds 2.4 billion and repayments were approximately pounds 1.5 billion, reflecting the refinancing of the original TXU Corp. acquisition financing. For 2000, changes in notes payable - banks and other short-term loans, including changes in receivable securitization, provided pounds 103 million compared with repayments of pounds 102 million in 1999.

YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM FORMATION THROUGH DECEMBER 31, 1998 OF TXU EUROPE

  Net cash generated by operating activities of TXU Europe was pounds 417 million for 1999 and pounds 37 million for the 1998 period. Cash used by changes in operating assets and liabilities of TXU Europe for 1999 was pounds 88 million and for the 1998 period was pounds 199 million. Cash flows from operations before changes in operating assets and liabilities were pounds 505 million for 1999 and pounds 236 million for the 1998 period.

  Cash used in investing activities of TXU Europe was pounds 686 million for 1999 and pounds 1.8 billion for the 1998 period. The amount for TXU Europe for the 1998 period includes pounds 1.4 billion representing the net cash paid to acquire TEG. Capital expenditures were pounds 385 million for 1999, which included approximately pounds 110 million for the acquisition of gas assets, and were pounds 207 million for the 1998 period. In 1999, pounds 282 million was invested primarily in other European assets, primarily investments in PVO and SVO in the Nordic market.

  For 1999, cash provided by financing activities by TXU Europe was pounds 88 million. This included borrowings of pounds 2.4 billion in lower rate long-term debt, which was used in part to refinance most of the borrowings related to the acquisition of TEG. The securitization of receivables also provided cash. Cash provided by financing activities of TXU Europe for the 1998 period was pounds 2.2 billion including common stock issued to parent of pounds 1.5 billion and borrowings under the acquisition facility of pounds
1.8 billion.

PERIOD  FROM  APRIL  1,  1998  THROUGH MAY  18,  1998  OF  TXU  EUROPE  GROUP
    (PREDECESSOR)

  Net cash generated by operating activities of TXU Europe Group was pounds 74 million for the period from April 1, 1998 through May 18, 1998. Cash provided by changes in operating assets and liabilities of TXU Europe Group was pounds 76 million. Cash used by operations before changes in operating assets and liabilities of TXU Europe Group was pounds 2 million.

  Cash  used  in  investing  activities of TXU Europe  Group  was  pounds  78 million and capital expenditures were pounds 51 million. Cash provided by financing activities of TXU Europe Group was pounds 16 million.

FINANCING ARRANGEMENTS

  Details concerning changes in long-term debt are presented below:


                                                    Successor                 Predecessor
                                          ---------------------------------  -------------
                                                                   Period     Period from
                                                                    From        April 1,
                                             Year Ended          Formation       1998
                                             December 31,          Through       Through
                                          --------------------   December 31,    May 18,
                                           2000       1999          1998          1998
                                          -------    --------     --------      -------
                                               (pounds  million)
Borrowings under the:
Sterling Credit Facility - Term Facility        -        750           -            -
Sterling Credit Facility - Tranche B:
   Norwegian Kroner (NOK)                      53        124           -            -
  Spanish pesatas                               -         51           -            -
   Pounds  sterling                           115        133           -            -
   Euro's                                     362        257           -            -
Senior Notes                                    -        921           -            -
EMTN program - Notes:
    7.25% due 2007                             50          -           -            -
    7.25% due 2030                            275          -           -            -
    6.88% due 2001                            100          -           -            -
35 PUT 5 Resettable Notes due 2035            301          -           -            -
Acquisition facility                            -          -       1,821            -
Interim facility                                -          -         243            -
Other long-term debt                           94        187          66            -
                                           ------     ------      ------        ------
Total  borrowings                           1,350      2,423       2,130            -
                                           ------     ------      ------        ------

Retirements of :
Sterling Credit Facility - Tranche B         (568)      (316)          -            -
EMTN program - Notes                          (50)         -           -            -
Acquisition facility                            -       (750)     (1,071)           -
Interim facility                                -          -        (243)           -
Loan notes                                      -        (48)         (9)           -
Other long-term debt                         (459)      (415)       (174)           -
                                           ------     ------      ------        ------
Total retirements                          (1,077)    (1,529)     (1,497)           -
                                           ------     ------      ------        ------

    On March 2, 2000, TXU Europe Capital I, a perpetual statutory business trust, established as a financing subsidiary for TXU Europe, issued to investors US$150 million (pounds 95 million) of 9 3/4% Trust Originated Preferred Securities (Trust Securities), in approximately 6,000,000 units with a liquidation preference of US$25 per unit. (See Note 9 to Consolidated Financial Statements.)

  At December 31, 2000, TXU Europe has a euros 2.0 billion Euro Medium Term Note (EMTN) program, under which TXU Europe may from time to time issue notes in various currencies. On November 30, 2000, a financing subsidiary of TXU Europe issued pounds 301 million of 35 Put 5 Resettable Notes due 2035 (Resettable Notes) under the EMTN program. The net proceeds were used to pay down pounds 50 million of EMTN Notes due 2007 with the remainder being held at year end December 31, 2000, to finance the repayment of the rent factoring agreement in January 2001 and for other corporate purposes. The initial interest rate on the Resettable Notes, up to the first reset date of November 30, 2005, is 7.7875%. The issuer of the Resettable Notes has a call option to repurchase the Resettable Notes at par on November 30, 2005. This call option has been assigned to commercial banks for a consideration of approximately pounds 5 million per annum for five years. The Resettable Notes also include a put option that is exercisable at 5 years by the holder and a reset feature that permits the holder to remarket the Resettable Notes at a different interest rate if the put is not exercised. On the reset date, the new interest rate will be determined in accordance with the terms of the Resettable Notes for the next 6 to 20 years. The Resettable Notes can be redeemed at principal plus accrued interest on November 30, 2005.

  Prior to the acquisition of TEG by TXU Corp. in 1998, certain subsidiaries of TXU Europe entered into an agreement with commercial banks whereby future intra-group rental payments receivable were assigned to these banks in return for a sum of pounds 1,097 million. As of December 31, 2000, the balance of the rental payments due to the banks was pounds 190 million, which was fully paid in January 2001.

 See Notes 7 and 8 to Consolidated Financial Statements for more information concerning available sources of short-term and long-term financing.

  On January 8, 2001, in connection with the acquisition of Kiel AG, TXU Europe borrowed an additional euros 229 million (pounds 145 million) at 5.54% per annum (euros 47 million (pounds 30 million) under Tranche B and euros 182 million (pounds 115 million) under the 364-day facility). An additional NOK 50 million (pounds 4 million) was borrowed under Tranche B on January 15, 2001.

ANTICIPATED CAPITAL COMMITMENTS

  TXU Europe Group received government consent to build a 215 megawatt (MW) combined heat and power plant for Shotton Combined Heat and Power for which there was a total commitment of pounds 143 million. As of December 31, 2000, outstanding drawings under the project finance facility were pounds 85 million. The remainder is due in 2001 when the station is due to be completed during the third quarter. Repayment on the loan begins six months after the earlier of the completion date or November 15, 2001 and will continue over the next 15 years. Estimated capital expenditures on environmental control facilities are pounds 43 million in 2000, pounds 50 million in 2001, pounds 40 million in 2002, and pounds 35 million in 2003. (See Note 16 to Consolidated Financial Statements for a discussion of additional commitments.)

RESTRUCTURING AND OTHER EXIT COSTS

  During 2000, TXU Europe recorded restructuring charges and other costs of approximately pounds 79 million pre-tax (pounds 55 million after-tax). Of this amount, pounds 72 million pre-tax (pounds 50 million after-tax) of restructuring costs were charged to operation and maintenance expense and the remainder was charged to depreciation expense.

  The restructuring costs were primarily a result of the creation of the 24seven joint venture and for certain other staff reorganizations. As of December 31, 2000, TXU Europe had recorded pre-tax redundancy costs of approximately pounds 35 million related to termination benefits for 958 employees that have accepted the benefits. In addition, other pre-tax restructuring charges consisted of pounds 16 million of asset writedowns and pounds 28 million of other exit costs. Further restructuring charges are expected to be incurred through the end of 2001. As of December 31, 2000, pounds 32 million of redundancy costs and pounds 11 million of other exit costs charged during the year then ended have been paid. Separate redundancy costs associated with the termination benefits of employees of the recently acquired Norweb Energi were included as liabilities assumed in the acquisition. (See Note 1 to Consolidated Financial Statements.)

CUSTOMER ACQUISITION COSTS

  Beginning in 1998, TXU Europe Group paid commissions to agents who assisted TXU Europe Group in acquiring customers in the newly deregulated electricity and gas markets. Those costs of acquiring customers were charged to expense when incurred, although revenues from the acquired customer base are expected to be received over several years. Total charges for the period from Formation through December 31, 1998 were pounds 38 million, and for 2000 and 1999 were pounds 13 million and pounds 9 million, respectively. TXU Europe Group expects that it will continue to incur some similar costs in connection with its ongoing efforts to acquire customers.

  TXU Europe Group is seeking new ways to access the energy markets and to form more partnerships with the objective of reducing costs, improving access to customers and capitalizing on emerging new markets like the Internet.

  In 2000, TXU Europe Group entered into a direct advertising campaign, related to the introduction of the StayWarm project, to attract a targeted group of customers. Costs of this program of approximately pounds 1.3 million of direct response advertising costs were capitalized and are being amortized over a period of three years. Additional marketing, advertising and sales promotion costs for this project of pounds 1.5 million was expensed as incurred.

EUROPEAN MONETARY UNION (EMU)

  Most of TXU Europe Group's income and expenditures are denominated in pounds sterling or in the currencies of other countries. Most of the trading operations in continental Europe, however, are denominated in euro's. TXU Europe's accounting systems have been able to deal with the receipt of payments in Euros effective from January 1, 1999. During 2000, there was substantial volatility in the exchange rate between the Euro and the pound sterling, but by the end of the year the exchange rate was close to what it had been at the beginning of the year and there was little overall effect.

EFFECT OF INFLATION

  Inflation in the UK and continental Europe was at a low level in 1999 and 2000, and therefore inflation did not have a material impact on results of operations for the periods presented.

CHANGES IN ACCOUNTING STANDARDS

  New  accounting  standards  - Statement of Financial  Accounting  Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), is effective for TXU Europe beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value.

  All derivatives within TXU Europe have been identified pursuant to SFAS No. 133 requirements. TXU Europe has designated, documented and assessed derivative hedging relationships. The majority of those derivative hedging relationships are cash-flow hedges that require TXU Europe to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Future hedge ineffectiveness will be recorded in earnings.

  Certain of TXU Europe's derivatives relate to its trading activities, which, for the most part, are not affected by the implementation of SFAS No.
133. TXU Europe accounts for such trading activities globally on a mark-to-market basis.

  Ongoing  implementation issues currently being addressed by the Derivatives
Implementation Group (DIG) may affect the application of SFAS  No.  133.   In
its normal course of business, TXU Europe enters into commodity contracts, which include "swing" components for additional purchases or sales of the underlying commodity. These contracts are used by TXU Europe and its customers  to provide some of their commodity requirements.  TXU  Europe  has evaluated these contracts and determined that they qualify for the normal purchases and sales exception provided by SFAS No. 133. In October 2000, the DIG reached a tentative conclusion that option contracts, which could potentially include these commodity "swing" contracts, do not qualify for
such  exception.   If  the  FASB  approves this tentative  conclusion,  these
contracts  would  be  required  to  be accounted  for  as  derivatives.   DIG
conclusions are required to be prospectively applied only after FASB approval.

  Adoption of this accounting standard as of January 1, 2001 resulted in the recognition of pounds 173 million of derivatives as assets and pounds 231 million of derivatives as liabilities with a cumulative effect of pounds 41 million after-tax as an decrease to other comprehensive income. TXU Europe is unable to determine the precise impact related to the commodity contracts discussed above until such time as the FASB has approved the DIG tentative conclusion and TXU Europe has had time to evaluate the effect. TXU Europe estimates that the tentative conclusion would increase other comprehensive income at January 1, 2001 by pounds 15 million after-tax.

  There are a number of issues pending before the DIG that may have an impact on the application of this statement. Management is unable to predict the outcome of these issues.

  SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for TXU Europe for transfers on or after April 2, 2001. SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. TXU Europe is currently evaluating the impact the adoption of this standard will have on its sale of receivables program. SFAS No. 140 requires TXU
Europe to incorporate certain disclosures about securitizations in the financial statements at December 31, 2000. These disclosures have been incorporated.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

  TXU Europe is exposed to a number of different market risks including changes in gas and electricity prices, interest rates and foreign currency exchange rates. TXU Europe has developed a control framework of policies and procedures to monitor and manage the exposures arising from volatility in these markets. TXU Europe enters into various derivative instruments for both trading and non-trading purposes.

INTEREST RATE RISK

  TXU Europe's exposure to interest rate risk is managed by maintaining a level of fixed and floating rate borrowings within limitations imposed by the Board of Directors of TXU Europe. Interest rate swaps and forward rate agreements are used from time to time to adjust the proportion of fixed rate exposure within the specified limits.

  The table below provides information concerning TXU Europe's financial instruments as of December 31, 2000 that are sensitive to changes in interest rates, which include debt obligations, by principal amount and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. TXU Europe has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts. The contracts require settlement of net interest receivable at specified intervals which generally coincide with the dates on which interest is payable on the underlying debt, primarily semi-annually. When differences exist between the swap settlement dates and the dates on which interest is payable on the underlying debt, the gap exposure, or basis risk, is managed by means of forward rate agreements. These forward rate agreements are not expected to have a material effect on TXU Europe's financial position, results of operations or cash flows. None of the interest rate swaps or forward rate agreements were entered into for trading purposes. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected, or contractual, maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.





                                         Expected Maturity Date               2000              1999
                               ----------------------------------------- ----------------  -------------------
                                                                  There             Fair              Fair
                                2001   2002   2003   2004   2005   after   Total    Value    Total    Value

                                               (pounds  millions except percents)
Long-term Debt (including
current maturities):

  Fixed Rate (pounds m)          291    252     2     366    751   1,493    3,155    3,160    2,609    2,640

  Average interest rate        7.19%  6.32%  6.80%  8.37%  7.03%   7.61%    7.41%        -    7.45%        -

  Variable Rate (pounds m)         1     12    979     30      6     414    1,442    1,442    1,386    1,386

  Average interest rate        7.19%  7.09%  6.71%  6.04%  6.85%   7.53%    6.77%        -    6.42%        -

Interest Rate Swaps:
(notional amounts)

  Fixed to Variable (pounds m)     -    234      -      -    301     335      870       (2)     928      (52)

  Average pay rate                 -  6.71%      -      -  6.71%   6.71%    6.71%        -    6.82%        -

  Average receive rate             -  6.15%      -      -  6.45%   6.75%    6.48%        -    6.48%        -

  Variable to Fixed (pounds m)     -    232    400      -    398     729    1,759      (62)   1,209        (a)

  Average pay rate                 -  7.00%  6.71%      -  6.63%   6.50%    6.65%        -    6.54%         -

  Average receive rate             -  6.18%  6.34%      -  6.11%   6.28%    6.24%        -    5.78%         -

  (a) Fair value amount rounds to less than pounds 1 million.

  At December 31, 1999, there were approximately pounds 15 million in forward rate agreements outstanding which matured in the first few days of January 2000. There was no material market risk exposure on these agreements. There were no forward rate agreements outstanding at December 31, 2000.

ENERGY RISK MANAGEMENT

  Management of the market risks associated with the portfolio of physical generation assets and gas and electricity sales and derivative contracts is critical to the success of TXU Europe Group, and therefore, comprehensive risk management processes, policies and procedures have been established to monitor and control these market risks. TXU Europe Energy Trading manages its market risk on a portfolio basis within the limitations imposed by the Board of Directors of TXU Europe Group (TXU Europe Board). Market risks are monitored daily utilizing appropriate mark-to-market methodologies which value the portfolio of contracts and the hypothetical effect on this value of changes in market prices.

     ELECTRICITY - NON-TRADING ACTIVITIES

  The energy retail business contracts to supply electricity to customers at fixed prices and buys output from the electricity Pool to meet the demand of these customers. Since the price of electricity purchased from the Pool can be volatile, TXU Europe Group is exposed to the risk arising from the differences between the fixed price at which it sells electricity to customers and the variable prices at which it buys electricity from the Pool. TXU Europe Group's generation business provides a physical hedge to this risk as it is exposed to Pool price fluctuations from selling electricity into the Pool. TXU Europe Group's overall exposure to those risks is managed by the energy management business which maintains energy price exposures to within a limit set by the TXU Europe Board and also enters into derivatives to hedge the portfolio. The derivatives used are mainly contracts for differences and electricity forward agreements but also involve other contractual arrangements. (See Note 15 to Consolidated Financial Statements.) Contracts for differences are bilaterally negotiated contracts which fix the price of electricity for an agreed quantity and duration by reference to an agreed strike price, which is the price specified in the contract for differences. Electricity forward agreements are similar in principle to contracts for differences but are on standard terms and tend to be for smaller quantities and shorter durations. The hypothetical loss in fair value of TXU Europe Group's contracts for differences, electricity forward agreements and other contracts at December 31, 2000 and 1999 entered into for non-trading purposes arising from a 10% adverse movement in future electricity prices is estimated at pounds 270 million and pounds 21 million, respectively. This loss is calculated  by  modeling the contracts against an internal forecast  of  Pool prices using discounted cash flow techniques. The increase in the hypothetical market movement results from the increase in energy purchase commitments during 2000, mainly the Norweb Energi acquisition. These commitments were mostly at above market rates at acquisition. As these non-trading contracts are used to hedge sales to retail customers, any adverse movement in wholesale electricity prices does not directly affect the performance or profitability of TXU Europe, which is more affected by price movements in retail markets. The fair values of outstanding contracts for differences, electricity forward agreements and other contracts held for non-trading purposes at December 31, 2000 were out-of-the-money (negative) pounds 589 million compared with in-the-money fair values (positive) of pounds 76 million at December 31, 1999, calculated as the difference between the expected value of the contracts for differences, electricity forward agreements and other contracts, based on their known strike price or other known value, and the current market value of such instruments, based on an estimate of forward prices for the contract for difference, electricity forward agreement or other contracts during their term. The decrease in fair values from 1999 primarily reflect a decline in UK Pool prices and a lengthening of the portfolio position.

  ENERGY TRADING ACTIVITIES

  TXU Europe Group also enters into contracts for differences and other energy purchase contracts for the purpose of trading. TXU Europe Group trades both in the UK market, where it seeks to take advantage of market conditions by extending or shortening the size of its portfolio of purchase and sale commitments, and in continental Europe, where it enters into financial instruments in markets where it has no physical assets or retail volumes. Any resulting exposures to fluctuations in energy prices resulting from such trading are within limits set by the TXU Europe Board. TXU Europe Group accounts for its trading activities in accordance with the accounting policies set out in Note 2 to the Consolidated Financial Statements.

  The portfolio concept subjects the entities to a number of risks and costs associated with the future contractual commitments, including price risk, credit risk associated with counterparties, product location (basis) differentials and market liquidity. TXU Europe continuously monitors the valuation of identified risks and adjusts the portfolio valuation based on present market conditions. Reserves are established in recognition that certain risks exist until delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments mature or are closed out. Price and credit risk are further managed within the established trading policies and limits established for TXU Europe which are evaluated on a daily basis.

    Electricity - Trading activities experienced net gains of pounds 50 million in 2000 and pounds 23 million in 1999. The hypothetical loss in fair value of TXU Europe Group's forwards, options, contracts for differences and other energy contracts at December 31, 2000 and 1999, which were entered into for trading purposes, arising from a 10% adverse movement in future electricity prices is estimated at pounds 30 million and pounds 4 million, respectively. The fair values of outstanding contracts for differences, electricity forward agreements and other contracts entered into for trading purposes at December 31, 2000 were pounds 37 million compared with pounds 17 million at December 31, 1999.

  Gas - During 2000, net gains of pounds 47 million were recognized from trading gas commodity contracts or other derivatives in the UK and mainland
Europe, mainly the result of higher gas prices. The hypothetical loss in fair value of TXU Europe Group's futures, swaps and other gas commodity contracts in existence at December 31, 2000, which were entered into for trading purposes, arising from a 10% adverse movement in future gas prices is estimated at pounds 24 million. The fair value of such instruments at December 31, 2000 was pounds 16 million, and the average fair value for 2000 was pounds 5 million.

  Coal - In the coal business, TXU Europe enters into contracts for the purchase and sale of coal primarily to assure supplies for generation purposes. The overall net exposure of TXU Europe to the coal spot market is managed by using coal options, swaps and futures. During 2000, net gains of pounds 3 million were recognized from trading coal commodity contracts or other derivatives. There were no trading activities in coal for 1999. The hypothetical loss in fair value of TXU Europe Group's options, swaps, futures and other commodity contracts in existence at December 31, 2000, which were entered into for trading purposes, arising from a 10% adverse movement in future coal prices is estimated at less than pounds 1 million. The fair value of such instruments at December 31, 2000 was pounds 2 million, and the average fair value for 2000 was less than pounds 1 million.

FOREIGN CURRENCY RISK

  TXU Europe manages its exposure to foreign currency rates principally by matching foreign currency denominated assets with borrowings in the same currency or by swapping principal and interest components of foreign currency borrowings into sterling. Currency swaps and options are also used where appropriate to hedge any residual exposures. In addition, some imports of capital equipment and fuel are denominated in currencies other than sterling and the sterling cost of these is fixed by means of forward contracts as soon as TXU Europe's contractual commitment is firm.

  The following table summarizes notional amounts at the contract exchange rates, weighted average contractual exchange rates and estimated fair values by contract maturity for contracts open at December 31, 2000 and 1999:





                                           Expected Maturity Date
                                ------------------------------------------------   2000   1999
                                                                   There-           Fair   Fair
                                 2001   2002   2003   2004   2005   after   Total  Value   Value
                                -----  -----  -----  -----  -----  ------  ------ ------  ------
                                  (pounds  millions, except exchange rates which are in US$)
Principal  payments - pounds       -     216     -      -     398    645    1,259     96      2

  Average  exchange rate - $       -    1.62     -      -    1.63   1.86     1.75      -      -

Interest   payments - pounds      83      83    69     69      69    502      875      5    (25)

  Average exchange rate - $     1.63    1.63  1.63   1.63    1.63   1.62     1.62      -      -



                         FORWARD-LOOKING STATEMENTS

  This report and other presentations made by TXU Europe contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Europe believes that in making any such statements its expectations have been based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of TXU Europe to differ materially from those projected in such forward-looking statement: (1) general economic and business conditions in the UK and continental Europe; (2) unanticipated changes in interest rates, in rates of inflation, or in foreign exchange rates; (3) prevailing governmental, statutory, regulatory or administrative policies and initiatives affecting TXU Europe, its subsidiaries or the UK or European electric and gas utility industries; (4) general industry trends;
(5) competition; (6) power costs and availability; (7) changes in business strategy, development plans or vendor relationships; (8) availability, terms and deployment of capital and capital market conditions; (9) availability of qualified personnel; (10) changes in, or the failure or inability to comply with, governmental regulations, including, among other things, environmental regulations; (11) changes in tax laws; (12) weather conditions and other natural phenomena; (13) unanticipated population growth or decline, and changes in market demand and demographic patterns; (14) access to adequate transmission facilities to meet changing demand; (15) pricing and transportation of oil, coal, natural gas and other commodities; (16) unanticipated changes in operating expenses and capital expenditures; (17) the ability of TXU Europe to enter into financial instruments to hedge various market risks or the inability of the counterparties to meet their obligations with respect to financial instruments; and (18) changes in technology used and services offered by TXU Europe.

  Any forward-looking statements speak only as of the date of this report. TXU Europe undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for TXU Europe to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor or combination of factors may cause results to differ materially from those contained in any forward-looking statement.

                     TXU EUROPE LIMITED AND SUBSIDIARIES

                         STATEMENT OF RESPONSIBILITY

   The management of TXU Europe and subsidiaries (TXU Europe) is responsible for the preparation, integrity and objectivity of the consolidated financial statements of TXU Europe and other information included in this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As appropriate, the statements include amounts based on informed estimates and judgments of management.

   The management of TXU Europe has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control includes a risk monitoring framework designed to provide an assurance to the Board of Directors of TXU Europe of the adequacy and effectiveness of business systems and controls. Management considers the recommendations of the Risk Monitoring & Assurance team and independent auditors concerning TXU Europe's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2000, TXU Europe's system of internal control was adequate to accomplish the objectives discussed herein.

   The Board of Directors of TXU Europe addresses its oversight responsibility for the consolidated financial statements through its Audit Committee. The Audit Committee meets regularly with TXU Europe's management, the Risk Monitoring & Assurance team and independent auditors to review matters relating to financial reporting, auditing and internal control. To ensure auditor independence, both the Risk Monitoring & Assurance team and independent auditors have full and free access to the Audit Committee.

   The independent auditors, Deloitte & Touche, are engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of TXU Europe and its subsidiaries and to issue their report thereon.


                                   /s/ PHILIP G TURBERVILLE
                                -------------------------------
                                Philip G Turberville, Principal
                                      Executive Officer



                                       /s/ PAUL C MARSH
                                -------------------------------
                                  Paul  C Marsh ,  Principal
                                      Financial Officer



                                   /s/ SCOTT R J LONGHURST
                                -------------------------------
                                Scott R J Longhurst,  Principal
                                      Accounting Officer

INDEPENDENT AUDITORS' REPORT


  To  the  Board  of  Directors and Shareholders of TXU  Europe  Limited  and
Subsidiaries:



  We have audited the accompanying consolidated balance sheets of TXU Europe Limited (formerly TXU Eastern Holdings Limited) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, cash flows and shareholder's equity for the years then ended. These financial statements are the responsibility of TXU Europe's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of TXU Europe Limited for the period from formation through December 31, 1998, and the period from April 1, 1998 through May 18, 1998, were audited by other auditors whose reports, dated respectively March 3, 1999 and April 26, 1999, expressed an unqualified opinion on those statements.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Europe Limited and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



  DELOITTE & TOUCHE

  London, England
  February 1, 2001

                      Report of Independent Accountants

To the Board of Directors and Shareholders of TXU Europe Limited (formerly known as TXU Eastern Holdings Limited) and Subsidiaries

In our opinion, the accompanying consolidated statements of consolidated income, of comprehensive income, of common stock equity and of cash flows for the period from formation (February 5, 1998) to December 31, 1998 present fairly, in all material respects, the results of operations and cash flows of TXU Europe Limited (formerly known as TXU Eastern Holdings Limited) and Subsidiaries for the period from formation (February 5, 1998) to December 31, 1998, in conformity with accounting principles generally accepted in the
United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards in the United Kingdom which do not differ significantly with those in the United
States and which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers
London, England
March 3, 1999

                      Report of Independent Accountants

To the Board of Directors and Shareholders of TXU Europe Group plc (formerly known as Eastern Group plc) and Subsidiaries

In our opinion, the accompanying consolidated statements of consolidated income, of comprehensive income, of common stock equity and of cash flows for the period from April 1, 1998 through May 18, 1998 present fairly, in all material respects, the results of operations and cash flows of TXU Europe Group plc (formerly known as Eastern Group plc) and Subsidiaries for the period from April 1, 1998 through May 18, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards in the United Kingdom which do not differ significantly with those in the United States and which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers
London, England
April 26, 1999

TXU EUROPE LIMITED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME






                                                     Successor                  Predecessor
                                         ----------------------------------   --------------
                                                                Period from     Period from
                                            Year Ended           Formation        April 1,
                                            December 31,          Through          1998
                                          -------------------   December 31,      Through
                                            2000      1999         1998         May 18,1998
                                          --------  ---------   ------------   -------------
                                                       (pounds  million)

Operating Revenues                          4,671      3,753       2,165             425
                                          -------     ------      ------          ------
Operating Expenses
  Energy purchased for resale and
   fuel consumed                            3,273      2,244       1,328             287
  Operation and maintenance                   694        706         379             123
  Depreciation and other amortization         159        173          92              22
  Goodwill amortization                       102         87          52               4
                                          -------     ------      ------          ------
  Total operating expenses                  4,228      3,210       1,851             436
                                          -------     ------      ------          ------
Operating Income (Loss)                       443        543         314             (11)
Other Income - Net                             74          8          46               1
                                          -------     ------      ------          ------
Income (Loss) Before Interest,
  Income Taxes, Distributions and
  Minority Interest                           517        551         360            (10)

Interest Income                                59         63          64             12
Interest Expense                              370        347         269             28
                                          -------     ------      ------          ------
Income (Loss) Before Income
  Taxes, Cumulative Effect of Change in
  Accounting, Distributions and
  Minority Interest                           206        267         155            (26)

Income Tax Expense (Benefit)                   70        111          67             (5)
                                          -------     ------      ------          ------
Income (Loss) Before Cumulative
  Effect of Change in Accounting,
  Distributions and Minority Interest         136        156          88            (21)

Cumulative Effect On Prior Years
  (To December 31,  1999) of Change to a
  New Depreciation Method (Net of pounds
  3 million tax effect)                         7          -           -              -

Distributions on Preferred Securities
   of Subsidiary Perpetual Trust               (8)         -           -              -

Minority Interest                             (15)       (18)        (11)             -
                                          -------     ------      ------          ------
Net Income (Loss)
                                              120        138          77            (21)
                                          =======     ======      ======          ======

See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME





                                                                Successor                  Predecessor
                                                    ----------------------------------   --------------
                                                                           Period from     Period from
                                                       Year Ended           Formation        April 1,
                                                       December 31,          Through          1998
                                                     -------------------   December 31,      Through
                                                       2000      1999         1998         May 18,1998
                                                     --------  ---------   ------------   -------------
                                                                  (pounds  million)
Net Income (Loss)                                       120       138           77             (21)

Other Comprehensive Income (Loss)
  Net change during period, net of tax effects:

    Unrealized holding gains (losses)on
      investments classified as available for sale       19         -           (8)             (3)

    Reclassification to other income -
      net of gain realized  on sale of SME              (14)        -            -               -

    Cumulative currency translation adjustment            1         1            -               -
                                                    --------   -------     -------         -------
    Total                                                 6         1           (8)             (3)
                                                    --------   -------     -------         -------
Comprehensive Income (Loss)                             126       139           69             (24)
                                                    ========   =======     =======         =======




See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS




                                                         Successor                  Predecessor
                                             ----------------------------------   --------------
                                                                    Period from     Period from
                                                Year Ended           Formation        April 1,
                                                December 31,          Through          1998
                                              -------------------   December 31,      Through
                                                2000      1999         1998         May 18,1998
                                              --------  ---------   ------------   -------------
                                                           (pounds  million)

Cash Flows - Operating Activities
  Net income (loss)                              120       138            77            (21)
  Adjustments to reconcile net income (loss)
    to cash provided by operating activities:

  Cumulative effect of change in                 (10)        -             -              -
    accounting principle
  Depreciation and amortization                  261       260           144             26
  Deferred income taxes                           81        89            24             (7)
  Gain on sale of assets and investments         (65)        -           (13)             -
  Other                                           12        18             4              -
  Changes in operating assets and liabilities:
    Accounts receivable                         (100)      113          (138)            65
    Inventories                                   53        16           (26)            10
    Prepayments and other assets                 (66)      (62)           (7)            (4)
    Accounts payable (including affiliates)      182       (33)          205              6
    Interest and taxes accrued                   (44)        6           (55)            29
    Other liabilities                             83      (128)         (211)           (30)
    Due to affiliates                              -         -            33              -
                                              -------   ------        ------         ------
      Cash provided by operating activities      507       417            37             74
                                              -------   ------        ------         ------
Cash Flows - Investing Activities
  Acquisition of  businesses (net of cash
    acquired of pounds 2,011 in 1998)           (319)        -        (1,432)             -
  Capital expenditures                          (229)     (385)         (207)           (51)
  Proceeds from sale of assets and
    other investments                            137         4            60              -
  Change in restricted cash                       68       (23)            -              -
  Other investments                             (238)     (282)         (188)           (27)
                                              -------   ------        ------         ------
      Cash used in investing activities         (581)     (686)       (1,767)           (78)
                                              -------   ------        ------         ------
Cash Flows - Financing Activities
  Borrowings of long-term debt                 1,350     2,423         2,130              -
  Issuance of common stock to parent               -         -         1,467              -
  Retirements of long-term debt               (1,077)   (1,529)       (1,497)             -
  Issuance of preferred securities of
    subsidiary perpetual trust                    95         -             -              -
  Receivable securitization                     (172)     (123)            -              -
  Change in notes payable - banks and
    other short-term loans                       275        21           168             16
  Minority interest                                -         -           166              -
  Retirements of advances from TXU Corp.           -      (682)         (200)             -
  Debt discount and financing expenses           (11)      (22)          (36)             -
  Distributions on preferred securities of
    subsidiary perpetual trust                    (8)        -             -              -
  Dividends paid                                   -         -            (1)             -
                                              -------   ------        ------         ------
      Cash provided by financing activities      452        88         2,197             16
                                              -------   ------        ------         ------
Effect Of Exchange Rates On Cash And
  Cash Equivalents                                 -        (1)            -              -
                                              -------   ------        ------         ------
Net Change In Cash And Cash Equivalents          378      (182)          467             12
Cash And Cash Equivalents - Beginning Balance    285       467             -            714
                                              -------   ------        ------         ------
Cash And Cash Equivalents - Ending Balance       663       285           467            726
                                              =======   ======        ======         ======


See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                            December 31,
                                                        -------------------
                                                          2000        1999
                                                        -------     -------
                                                         (pounds  million)
ASSETS

Current Assets
  Cash and cash equivalents                               663          285
  Accounts receivable                                     743          469
  Inventories - at average cost                            72          122
  Prepayments                                              56           58
  Energy trading risk management assets                   609            -
  Other current assets                                     41           57
                                                       ------       ------
    Total current assets                                2,184          991
                                                       ------       ------
Investments
  Restricted cash                                         672          740
  Other                                                   695          520

    Total investments                                   1,367        1,260

Property, Plant And Equipment - Net                     2,781        2,718
Goodwill                                                3,945        3,422
Deferred Debits And Other Assets                          670          514
                                                      -------       ------
      Total                                            10,947        8,905
                                                      =======       ======

LIABILITIES AND CAPITALIZATION

Current Liabilities
  Notes payable - banks                                   525          251
  Long-term debt due currently                            862          380
  Short-term loans on accounts receivable                   5          177
  Accounts payable:
    Trade                                                 712          458
    Affiliates                                             52           49
  Energy trading risk management liabilities              555            -
  Taxes accrued                                             -          194
  Interest accrued                                         78           61
  Other current liabilities                               166          156
                                                      -------       ------
    Total current liabilities                           2,955        1,726
                                                      -------       ------
Accumulated deferred income taxes                         467          409
Provision for unfavorable contracts                       573           89
Other deferred credits and noncurrent liabilities         320          226
Long-term debt, less amounts due currently              4,480        4,539
Preferred securities of subsidiary perpetual trust         95            -
Minority interest                                         258          243
Commitments And Contingencies (Notes 16 and 17)
Shareholders' equity                                    1,799        1,673
                                                      -------       ------
    Total                                              10,947      8,905
                                                      =======       ======

See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY






                                                                       Accumulated
Period from April 1, 1998 through                       Retained          Other
May 18, 1998 (Predecessor)           Contributed        Earnings      Comprehensive
                                       Capital          (Deficit)         Loss
                                     -----------       -----------    -------------
                                          (pounds  million)
Balance at March 31, 1998               2,603             (794)             (7)
Net loss                                    -              (21)              -
Unrealized loss on securities
classified as available for sale            -                -              (3)
                                       ------            -----           -----
Balance at May 18, 1998                 2,603             (815)            (10)
                                       ======            =====           =====



                                                                              Period from
                                                                                Formation
                                                    Year Ended December 31,      Through
                                                  -------------------------    December 31,
                                                     2000           1999           1998
                                                  ---------       ---------    ------------
                                                              (pounds  million)
Common Stock  - authorized shares
  3,000,000,000 shares at US $1 par and
  100 deferred shares at pounds 1 par

Balance at beginning of period                      1,467           1,467              -
 Issuance of common stock to parent
   (2,455,705,299 shares)                               -               -          1,467
                                                   ------          ------         ------
Balance at end of period
   (2,455,705,299 shares)                           1,467           1,467          1,467
                                                   ------          ------         ------

Retained Earnings

Balance at beginning of period                        213              76              -
  Net income                                          120             138             77
  Cash dividends                                        -               -             (1)
  Other                                                 -              (1)             -
                                                   ------          ------         ------
Balance at end of period                              333             213             76
                                                   ------          ------         ------
Accumulated Other Comprehensive
  Income (Loss) - net of Tax

  Unrealized holding gains (losses)
    on securities classified as
    available for sale

    Balance at beginning of period                     (8)             (8)             -
      Change in the period                              5               -             (8)
                                                   ------          ------         ------
    Balance at end of period                           (3)             (8)            (8)
                                                   ------          ------         ------
  Foreign currency translation
    adjustments

    Balance at beginning of period                      1               -              -
      Change in the period                              1               1              -
                                                   ------          ------         ------
Balance at end of period                                2               1              -
                                                   ------          ------         ------
  Total accumulated other
    comprehensive income (loss)                        (1)             (7)            (8)
                                                   ------          ------         ------
Shareholder's Equity                                1,799           1,673          1,535
                                                   ======          ======         ======


See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS, ACQUISITIONS AND DISPOSITIONS

       TXU Europe Limited (TXU Europe) is an indirect, wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a multinational energy services holding company that is engaged in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; and energy marketing, energy services, telecommunications and other businesses, primarily in the United States (US), Europe and Australia. TXU Europe is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations. Almost all of TXU Europe's operating income is derived from, and consolidated assets are held by, TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries.

       The business and operations of TXU Europe and its subsidiaries consist of two main businesses, energy and networks, which are divided into three principal operating segments, as follows:

       ENERGY - The Energy business manages TXU Europe's integrated portfolio of customers, assets and contracts in the UK and continental Europe. Operations in the UK are conducted through wholly-owned subsidiaries. European activities are conducted through both wholly-owned subsidiaries and joint-venture operations. Through its portfolio management and trading operations, TXU Europe seeks to allocate risk capital so as to maximize returns across European markets. As a consequence, the composition of assets and operations in each market within the portfolio changes from time to time. The two operating segments of the Energy business are:

       (i) the ENERGY RETAIL business, which as of December 31, 2000, supplies electricity and gas to approximately 5.5 million residential, industrial and commercial customers in the UK, including those arising from the Norweb Energi acquisition (described below); and

       (ii)  the  PORTFOLIO  TRADING AND POWER business  (formerly  known  as
    Energy   management  and  generation),  which  manages  a  portfolio   of
    generation assets and contracts throughout Europe.

       NETWORKS -

       The third operating segment is the NETWORKS business which owns, manages and, through its networks management joint venture, 24seven, operates the electricity distribution system in the UK.

       UK energy operations are carried out principally through TXU Europe's subsidiaries, Eastern Electricity plc (Eastern Electricity) (which also owns the networks electricity distribution system), Eastern Energy Limited (Eastern Energy), Eastern Natural Gas Retail Limited, TXU Europe Power Ltd (and its subsidiaries) and TXU Europe Energy Trading Ltd.

       Continental European energy operations are carried out as follows:

       (i) Portfolio trading in central European markets through TXU Europe Energy Trading BV (and its subsidiaries), primarily in Germany, the Netherlands, Switzerland and Spain; and

       (ii)Nordic operations through TXU Nordic Energy Oy (a joint venture with Pohjolan Voima Oy (PVO), Finland's second largest electricity generator) which trades energy on Nordic markets, has access to hydro generation at Svartisen and Kobbelv and participates in distribution and retail markets through joint ventures, especially Savon Voima Oyj (SVO).

       European operations were further expanded when Stadtwerke Kiel AG (Kiel AG) became a subsidiary of the group on January 8, 2001, as described below.

    FORMATION

       TXU Europe was incorporated as a private limited company on February 5, 1998. TXU Europe is a holding company that owns 90% of the outstanding common stock of TXU Finance (No. 2) Limited (TXU Finance) which in turn owns 100% of the common stock of TXU Acquisitions Limited (TXU Acquisitions). On May 19, 1998, TXU Acquisitions gained control of The Energy Group PLC (TEG), the former holding company of TXU Europe Group, formerly known as Eastern Group plc, after all conditions to its offer for all of the ordinary shares of TEG were satisfied or waived.

       TXU Europe Group is considered the predecessor company to TXU Europe. Financial statements for periods prior to the May 19, 1998 acquisition date are labeled "Predecessor".

       The "period from formation through December 31, 1998" referred to in these financial statements represents February 5, 1998 through December 31, 1998, inclusive. From March 1998 to May 18, 1998, TXU Europe, through TXU Acquisitions, had acquired an equity interest in TEG of approximately 22%, which resulted in the recognition of equity income of pounds 2 million for that period, which is reflected in "Other Income
     - Net".

    PURCHASE ACCOUNTING

       The acquisition of TEG was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America (US GAAP). Accordingly, the results of operations of the TEG businesses acquired have been consolidated into the results of operations of TXU Europe since acquisition on May 19, 1998. The total purchase consideration for the TEG businesses acquired was approximately pounds 4.4 billion. The excess of the purchase consideration plus acquisition costs over the net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of pounds 3.5 billion, which is being amortized over 40 years.

     OTHER ACQUISITIONS AND DISPOSITIONS

       TXU Europe continually reviews its portfolio of businesses and investments and makes adjustments as considered necessary to meet its objectives and to maintain financial and operational flexibility. As part of this review, capital may be redeployed within the energy portfolio to maximize returns across Europe.

       On August 3, 2000, TXU Europe purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc) for total consideration, including direct costs of the acquisition, of pounds 340 million. Financing was provided through existing bank lines and cash balances on hand. The transaction also includes the assumption of certain of Norweb Energi's obligations, including its power purchase agreements, which have been integrated into TXU Europe's energy portfolio.

       The agreement for the purchase of Norweb Energi included the eventual transfer of the current Norweb plc public electricity supply license-area customers (franchise or "in area" customers) and the transfer of Norweb plc's interest in the power purchase agreements to TXU Europe
    Group. TXU Europe Group expects contracts with Norweb plc public electricity supply customers to be in place under the Utilities Bill in early 2001. Meanwhile, Norweb plc's economic interest in the franchise customers and power purchase agreements are effectively passed to Eastern Energy through an agency agreement. Eastern Energy acts as Norweb plc's agent in meeting all its obligations under its public electricity supply license as they relate to the supply of electricity. All of Norweb plc's "out-of-area" electricity and all gas customers were transferred to TXU Europe Group on August 3, 2000.

       The acquisition of Norweb Energi was accounted for as a purchase business combination. The assets and liabilities of Norweb Energi at the acquisition date, including its power purchase agreements, have been adjusted to their estimated fair values. The process of determining the fair value of assets and liabilities of Norweb Energi has not been completed. The latest estimate of the excess of the purchase consideration plus acquisition costs over the net fair value of tangible and identifiable intangible assets acquired and liabilities assumed resulted in goodwill of pounds 622 million which is being amortized over

    20  years.   This  amount  is subject to further revision  as  additional information becomes available, primarily relating to exit costs and other liabilities assumed at acquisition. The final determination of the purchase accounting adjustments requires additional information and analysis, which is ongoing and is expected to be completed within one year of the acquisition date. The results of operations of Norweb Energi are reflected in the consolidated financial statements of TXU Europe from the August 3, 2000 effective date of the acquisition.

       Included in the liabilities assumed as of the acquisition date was pounds 10 million of estimated costs in connection with the severance of employment of 240 of the 280 employees of Norweb Energi and other costs to close and sublease the former office facilities and relocate the remaining employees to other facilities. Management continues to monitor the status of these estimates as additional information is received. TXU Europe expects the main parts of this exit plan will be completed within a year from the acquisition date.

       The following summary of unaudited pro forma consolidated results of TXU Europe's operations reflect the acquisition of Norweb Energi as though it had occurred at the beginning of the respective periods presented.

                                                   Year Ended
                                                  December 31,
                                               -----------------
                                                 2000     1999
                                               -------  --------
                                                  pounds million
        Revenues                                 5,270    4,851
        Operating Income                           507      639
        Net Income                                 142      166


       These pro forma results are not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of these periods. Further, the pro forma results are not intended to be a projection of future results of the combined companies.

       Also on August 3, 2000, TXU Europe announced that its subsidiary, Eastern Energy, had contracted its customer services operations to Vertex Data Science Limited (Vertex), United Utilities plc's customer services business. Customer services include call centers, billing, credit management and debt collection. Eastern Energy's 1,335 customer services staff transferred to Vertex on September 1, 2000.

      On January 8, 2001, TXU Europe completed the acquisition of 51% of Kiel AG, a German municipal utility, for approximately pounds 145 million. At the date of acquisition, Kiel AG had sterling equivalent assets of approximately pounds 121million and liabilities of pounds 82 million. The process of determining the fair value of tangible and identifiable intangible assets acquired and liabilities assumed has not been completed. The city government of Kiel, the state capital, retained the remaining 49% of the utility, which has approximately 250,000 gas and electricity customers, 175 megawatts of power generation and 2.7 billion cubic feet of gas storage capacity.

       In March 2000, upon receiving all final approvals, TXU Europe Group and EDF London Investments plc, a subsidiary of Electricite de France, created an equally held joint venture company, named "24seven", for the management, operation and maintenance of their subsidiaries' respective electricity distribution networks. The new joint venture began operations on April 7, 2000. TXU Europe accounts for its investment in 24seven by the equity method of accounting. 24seven serves over five million electricity customers in London and the eastern counties of England. Employees of the joint venturers' subsidiaries, Eastern Electricity and London Electricity plc, have been transferred to 24seven. The physical distribution system assets, as well as all operating licenses, continue to be separately owned by Eastern Electricity and London Electricity plc, respectively. (See Note 2 for a discussion of restructuring and other related costs.)

       In November 1999, TXU Europe formed a joint venture with certain shareholders of PVO, Finland's second largest electricity generator. As part of the transaction, TXU Europe contributed approximately euros 300 million (pounds 190 million) for an 81% ownership interest in the joint venture company, TXU Nordic Energy. The acquisition of the interest in PVO resulted in goodwill of approximately pounds 37 million which is being amortized over 40 years. In December 1999, TXU Europe completed the acquisition of an approximate 40% interest in SVO, Finland's seventh largest electricity distributor, for approximately pounds 40 million. The agreement includes an option which allows the majority shareholders of SVO to require TXU Europe to purchase all or some of the remaining 60% interest in SVO at prices that are based upon a multiple of the original purchase price for the first three years. After three years the purchase price is based upon a calculation which considers SVO's results of operations, as well as cash and cash equivalents and long-term debt balances on hand at the date the option is exercised. The option may be exercised at any time by the majority shareholders and does not expire. TXU Europe accounts for its investment in SVO by the equity method of accounting.

       On March 1, 2000, TXU Europe Power acquired Nedalo BV for pounds 4.5 million, including pounds 2.8 million of goodwill. This acquisition included the remaining 25% of Nedalo (UK) Limited it did not already own. Nedalo BV is a leading manufacturer of small electrical combined heat and power plants.

       On January 25, 2001, TXU Europe entered into a commitment to sell its 19.2% interest in Hidroelectrica del Cantabrico, SA (Hidrocantabrico) to a consortium led by Electricidade de Portugal S.A., the Portugese utility company, and Spanish savings bank Caja de Ahorro de Asturias (Cajastur). Electricidade de Portugal and Cajastur unconditionally offered euros 24 per share for 100% of Hidrocantabrico. In March 2000, TXU Europe (Espana) S.L., a subsidiary of TXU Europe, announced its intention to make a cash offer to acquire all of the shares of Hidrocantabrico that TXU Europe did not then own. Later in March 2000, after a competing bid had been issued, TXU Europe announced that it would not pursue its offer. In a series of private transactions since that date, TXU Europe acquired additional shares in Hidrocantabrico until it holds approximately 19.2% of the outstanding shares. TXU Europe has pre-emption rights over 4.9% of the stock in Hidrocantabrico currently held by Electrabel SA (Electrabel), an electricity company in Belgium, if Electrabel elects to sell its interests in Hidrocantabrico to another company during a one year period beginning July 4, 2000. TXU Europe is subject to a conditional put option by which it can be required to purchase the 10% interest in Hidrocantabrico held by Electrabel to the extent Electrabel is required to dispose of its holding in Hidrocantabrico by the European Union or Spanish Competition Authorities during a one year period beginning July 4, 2000. The conditions of this put option include a reasonable notice period before execution. Results of operations for 2000 include approximately pounds 7 million of costs incurred in connection with the intended offer for Hidrocantabrico, included in other income - net.

       In May 2000, TXU Europe sold its metering business in the UK for pounds 36 million in proceeds, realizing a pre-tax gain of approximately pounds 29 million. In addition, in August 2000, TXU Europe completed the sale of its interest in Severomoravska energetika, a.s. (SME), for pounds 51 million in proceeds, realizing a pre-tax gain of approximately pounds 20 million. The investment in SME was previously accounted for as an available for sale marketable equity security, and the amount of holding gains that were previously recorded in other comprehensive income has been reclassified as realized gains. Both of these sales have been recorded in other income - net.

       In December 1998, TXU Europe disposed of its telecommunications business, resulting in a gain of pounds 13 million. In consideration for the business, TXU Europe received cash of pounds 60 million and an investment in the preferred stock of the purchaser, NTL Inc. The investment in the preferred stock was sold in 2000 resulting in recognition of a pre-tax gain of pounds 8 million.

       On February 1, 2001, TXU Europe announced it had agreed to sell its interest in the North Sea gas fields for approximately pounds 138 million as a result of its ongoing review of its program to reposition its energy portfolio.

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

       The consolidated financial statements are prepared in conformity with US GAAP. Certain prior year amounts have been reclassified to conform to the current year's classification.

       Consolidation - The consolidated financial statements include the accounts of TXU Europe and all majority-owned subsidiaries. Minority interest represents the minority shareholders' proportionate share in the equity or income of TXU Europe's majority-owned subsidiaries.

       All   significant  intercompany  items  and  transactions  have   been
     eliminated in consolidation. Investments in significant unconsolidated affiliates are accounted for by the equity method.

       Use of estimates - The preparation of TXU Europe's consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the period covered by the consolidated financial statements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

       Cash and cash equivalents - Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have an original maturity of three months or less.

       Inventories - Inventories are stated at the lower of weighted average cost or net realizable value.

       Marketable securities - TXU Europe has classified all of its marketable securities as available for sale. Available for sale securities are carried at fair value with the unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Declines in fair value that are other than temporary are reflected in income.

       Capitalized interest - Interest is capitalized on major capital expenditures during the period of construction and is reflected as a reduction of interest expense in the statements of consolidated income. Interest capitalized was pounds 10 million for 2000 and pounds 4 million for the period from formation through December 31, 1998. No interest was capitalized in 1999 or for the period from April 1, 1998 through May 18, 1998.

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

       Depreciation - Depreciation of property, plant and equipment, is determined on the straight-line method over estimated useful lives of the assets as follows:

     Electricity generating            30 years
       station assets
     Electricity generating            Shorter of lease period or
       station assets under capital      estimated remaining useful
       lease                             life
     Electricity distribution          50 years
       system assets and customer
       contributions to the
       construction of electricity
       distribution system assets

     Buildings                         Up to 60 years
     Leasehold improvements            Shorter of remaining lease
                                         term or estimated useful
                                         life
     Plant and equipment               Up to 10 years


       In   2000,  TXU  Europe  changed  the  depreciation  method  for   its
    distribution system assets. (See Note 3.)

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

       Prior to the sale of upstream gas assets announced on February 1, 2001, depletion of gas reserves was charged on a unit-of-production basis, based on an assessment of proven reserves. Appraisal expenditures of gas fields were accounted for under the successful efforts method.

     General seismic and other costs are expensed as incurred. Provisions were made for abandonment costs relating to gas fields. Such provisions were determined in accordance with local conditions and requirements, and on the basis of costs estimated at the respective balance sheet date. These costs were expensed on a unit-of-production basis. As of December 31, 2000 and 1999, the oil and gas producing activities of TXU Europe represented less than 10% of consolidated revenues, operating profits and assets.

       TXU Europe capitalizes computer software costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". These costs are being amortized over a five-year period. (See Note 20.)

       Valuation of long-lived assets - TXU Europe evaluates the carrying value of goodwill and long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of goodwill and long-lived assets would be considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss will be recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily by available market valuations or, if applicable, discounted cash flows. As of December 31, 2000, there was no impairment of the valuation of long-lived assets, including goodwill.

       Goodwill - Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed for each company acquired and is being amortized over 20 to 40 years, depending upon the circumstances.

       Derivative financial instruments - TXU Europe, through TXU Europe Energy Trading, manages its exposure to commodity price risk from existing contractual commitments and provides price risk management services to its customers through various financial instruments. Such energy management comprises both non-trading and trading activities. Contracts for differences, electricity forward agreements and other contracts are utilized to hedge the impact of market fluctuations on existing assets or liabilities. Gains and losses are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transactions occurs. The cash flows related to derivative financial instruments are recorded in the same manner as the cash flow related to the item being hedged.

       TXU Europe, through its subsidiaries, in 1999 began entering into energy contracts, including derivative financial instruments, for trading purposes. Contracts for differences and other financial instruments utilized in connection with trading activities are accounted for using the mark-to-market method. Under this method, these financial instruments are adjusted to market value on the balance sheet, and the unrealized gains and losses are included in revenues in the income statement for that period. (See Note 15.)

       TXU Europe enters into interest rate swaps to reduce exposure to interest rate fluctuations. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the agreements as adjustments to interest expense. Swaps, options and forward contracts are used to hedge foreign currency exposure.

       See New Accounting Standards below for the change in accounting for derivatives effective January 1, 2001.

       Revenue   recognition  -  Electricity  and  gas  sales  revenues   are
     recognized when services are provided to customers and include an estimate for unbilled revenues, or the value of electricity and gas consumed by customers between the date of their last meter reading and the period-end date. As a result, unbilled revenues are subject to a degree of estimation which can be significant. Operating revenues are stated exclusive of value added tax, but inclusive of the fossil fuel levy.

       Restructuring costs - Restructuring costs primarily relate to redundancy costs (severance benefits paid to staff under retirement programs and related pension benefits) and other qualified costs of exit activities, generally recorded in Operation and Maintenance expense, and qualifying asset writedowns which are charged against depreciation expense. Redundancy costs relating to termination benefits are recognized in the period in which the employee accepts the offer and the amount can be reasonably estimated.

       Foreign currencies - Assets and liabilities of foreign (non-UK) subsidiaries are translated at the exchange rate as of the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Gains and losses on foreign currency transactions are included in other income - net.

       Income taxes - Income tax expense includes UK and other national income taxes. TXU Europe intends to reinvest the earnings of its non-UK subsidiaries into those businesses. Accordingly, no provision has been made for taxes which would be payable if such earnings were distributed to TXU Europe.

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

       New  accounting standards -Statement of Financial Accounting Standards
    (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), is effective for TXU Europe beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value.

       All derivatives within TXU Europe have been identified pursuant to SFAS No. 133 requirements. TXU Europe has designated, documented and assessed derivative hedging relationships. The majority of those derivative hedging relationships are cash-flow hedges that require TXU Europe to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Future hedge ineffectiveness will be recorded in earnings.

       Certain of TXU Europe's derivatives relate to its trading activities, which, for the most part, are not affected by the implementation of SFAS No. 133. TXU Europe accounts for such trading activities globally on a mark-to-market basis.

       Ongoing implementation issues currently being addressed by the Derivatives Implementation Group (DIG) may affect the application of SFAS No. 133. In its normal course of business, TXU Europe enters into commodity contracts, which include "swing" components for additional purchases or sales of the underlying commodity. These contracts are used by TXU Europe and its customers to provide some of their commodity requirements. TXU Europe has evaluated these contracts and determined that they qualify for the normal purchases and sales exception provided by SFAS No. 133. In October 2000, the DIG reached a tentative conclusion that option contracts, which could potentially include these commodity "swing" contracts, do not qualify for such exception. If the FASB approves this tentative conclusion, these contracts would be required to be accounted for as derivatives. DIG conclusions are required to be prospectively applied only after FASB approval.

       Adoption of this accounting standard as of January 1, 2001 resulted in the recognition of pounds 173 million of derivatives as assets and pounds 231 million of derivatives as liabilities with a cumulative effect of pounds 41 million after-tax as a decrease to other comprehensive income. TXU Europe is unable to determine the precise impact related to the commodity contracts discussed above until such time as the FASB has approved the tentative DIG conclusion and TXU Europe has had time to evaluate the effect. TXU Europe estimates that the tentative conclusion would increase other comprehensive income at January 1, 2001 by pounds 15 million after-tax.

    There are a number of issues pending before the DIG that may have an impact on the application of this statement. Management is unable to predict the outcome of these issues.

       SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for TXU Europe for transfers on or after April 2, 2001. SFAS No. 140 replaces SFAS No.
    125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. TXU Europe is currently evaluating the impact the adoption of this standard will have on its sale of receivables program. SFAS No. 140 requires TXU Europe to incorporate certain disclosures about securitizations in the financial statements at December 31, 2000. These disclosures have been incorporated.

3.   CHANGE IN ACCOUNTING PRINCIPLE - DEPRECIATION

       In the quarter ended September 30, 2000, TXU Europe implemented a change in the depreciation method for its distribution system assets as of December 31, 1999. Previously, distribution system assets were depreciated at a rate of 3% per annum for 20 years and then 2% per annum for the remaining 20 years. A straight line depreciation method has been implemented to better recognize the cost of the assets over the anticipated useful life of the assets. The cumulative effect of this change in accounting principle on periods prior to December 31, 1999 was an increase in net income of pounds 7 million (net of pounds 3 million in deferred taxes). The effect of the change for the year ended December 31, 2000 was to increase net income by pounds 16 million (after a reduction for income taxes of pounds 6 million).

       Results for the previous quarters of 2000 were restated to reflect the increase in net income resulting from the adoption of the new accounting method. (See Note 19.) The pro forma amounts of the prior periods presented herein, assuming the change in depreciation method had been applied retroactively to the beginning of each period, would not have differed significantly from the actual amounts presented.

       Also in the quarter ended September 30, 2000, TXU Europe revised the estimated useful economic lives of its distribution system assets. Such assets are now depreciated over a composite period of 50 years to reflect the age profiles underlying the current asset maintenance strategy. The effect of the change in estimate is not significant for 2000.

4.   RESTRICTED CASH

       At December 31, 2000 and 1999, pounds 351 million and pounds 408 million of deposits were used to cash-collateralize existing future lease obligations to certain banks related to the funding of the leases of three power stations from National Power PLC. Additionally, pounds 317 million and pounds 326 million at December 31, 2000 and 1999, respectively, were used to cash-collateralize existing future lease obligations arising from cross-border leasing arrangements on several power stations. (See Note 8.) TXU Europe's investment in Eastern Norge Svartisen AS (Svartisen) includes pounds 4 million of deposits which was classified as restricted cash at December 31, 2000. TXU Europe's investment in Eastern Norge Kobbelv AS (Kobbelv) (see Note 5), included pounds 6 million of deposits which were classified as restricted cash at December 31, 1999.

5.   INVESTMENTS

       Marketable securities investments are classified as available for sale, and are considered non-current based upon management's intentions in holding the investments. Marketable securities investments consisted of the following:

                                  Fair market       Unrealized
                   Cost              value          gain/(loss)
              --------------    ---------------   --------------
               December 31,       December 31,     December 31,
              --------------    ---------------   --------------
               2000     1999     2000     1999     2000     1999
              ------   -----    ------   ------   ------   -----
                               (pounds  million)
     SME           -     31         -      20        -      (11)
     HC          277     49       273      49       (4)       -
               -----   ----      ----    ----     ----     ----
                 277     80       273      69       (4)     (11)
               =====   ====      ====    ====     ====     ====

       At December 31, 2000, TXU Europe held a 19.2% investment in Hidrocantabrico (HC in the table above), which is listed in Spain. (See
    Note 1.) At December 31, 1999, TXU Europe also held an investment in SME, which is listed in the Czech Republic. TXU Europe has not had the ability to exercise significant influence over either Hidrocantabrico's or SME's operating and financial policies; accordingly, these investments have been accounted for as marketable securities and marked to market. In August 2000, TXU Europe sold its investment in SME and the amount of holding gains that were previously recorded in other comprehensive income has been reclassified as realized gains. (See Note 1.)

       Non-marketable investments at December 31, 2000 and 1999 consist principally of the investment in PVO and investments in the offtake generated from water rights in hydro-electric power plants in Norway over a 55 year period. The investment in PVO held by TXU Nordic Energy is the equivalent of a 14.7% ownership in PVO and is carried at cost, which was approximately pounds 190 million at both December 31, 2000 and 1999. The water rights investments, Svartisen and Kobbelv, amounted to approximately pounds 141 million and pounds 145 million at December 31, 2000 and 1999, respectively. The carrying value at December 31, 1999 of an investment in the preferred stock of NTL Incorporated (NTL Inc.), the purchaser of TXU Europe's telecoms business in 1998, was pounds 28 million. This investment was sold in 2000.

       Investments  accounted  for  by  the  equity  method,  including   the
     approximately 40% interest in SVO that was acquired in November 1999, totaled pounds 71 million and pounds 63 million at December 31, 2000 and 1999, respectively. The remainder of SVO is currently owned by 29 local municipalities. There are put options exercisable by the municipalities, which if exercised would automatically give TXU Europe Group a controlling stake. (See Note 1.)

       The remaining other investments amounted to pounds 20 million and pounds 25 million at December 31, 2000 and 1999, respectively and are carried at cost.

6.   RELATED PARTY TRANSACTIONS

       At December 31, 2000 and 1999, the balance of pounds 52 million and pounds 49 million, respectively, in the "Accounts payable - Affiliates" account arises primarily from payments of amounts by TXU Corp. on behalf of TXU Europe.

       The 10% holding in TXU Finance of pounds 208 million and pounds 195 million at December 31, 2000 and 1999, respectively, which is held by a wholly-owned subsidiary of TXU Corp., has been included in "Minority Interest".

7.   SHORT-TERM DEBT

       Short- term Debt - Weighted average interest rates at December 31, 2000 and 1999 on notes payable to banks, including accounts receivable securitization balances, is 5.95% and 5.15%, respectively.

       Short-term Facilities - As of December 31, 2000, TXU Europe had several short-term facilities with commercial banks which provide for borrowings in various currency denominations and at current interest rates generally based on LIBOR.





                                                                    Borrowings Under Facilities at
                                                                             December 31, 2000
                                                               ------------------------------------------
     Facilities                                                                                 Interest
   Expiration Date                  Facility Limits                     Outstanding              Rates
    ---------------         -------------------------------    ------------------------------- ----------
                                Currency          pound            Currency         pound
                                                 millions                          millions
     May 30, 2001          euros 250 million        158        euros 250 million     158          5.78%


     May 8, 2001           Czech Koruna (CzK)        27        CzK 1.3 billion        23          6.08%
                            1.5 billion

     August 22, 2001 (a)   pounds 300 million       300        euros 256 million     161          5.80%
      (a 364  - day         (multicurrency)
      revolving credit
      facility )

     March 2, 2003  (a)     pounds 150 million      150        pounds 150 million    150          6.28%
     (Eastern Electricity   (multicurrency)
     revolving credit
     facility)

       (a) In connection with the new pounds 300 million 364 -day revolving credit facility entered into in August 2000, the limits under Eastern Electricity's separate revolving credit facility were reduced from pounds 250 million to pounds 150 million.

       On January 8, 2001, TXU Europe borrowed an additional euros 182 million (pounds 115 million) at 5.54% under the 364-day revolving credit facility. On January 22, 2001, the pounds 150 million Eastern Electricity revolving credit balance was repaid.

       Nordic Finance - TXU Europe has a Euro term loan facility with a commercial bank available only to fund the investment in SVO. At
     December 31, 2000, there was euros 50 million (pounds 32 million) outstanding at an annual interest rate based on Euribor of 5.89%.

       Promissory note program - TXU Europe had a promissory note program with two facilities issued within the Czech Republic which had been utilized to fund its investment in SME and Teplarny Brno a.s. At December 31, 1999, pounds 60 million was outstanding under the promissory note program at an average annual interest rate of 6.96%. This amount was repaid in 2000 with the sale of TXU Europe's interest in SME.

       Accounts receivable securitization - TXU Europe Group has facilities with Citibank N.A. to provide financing through trade accounts receivable whereby Eastern Electricity may sell up to pounds 300 million of its electricity receivables and TXU Finance may borrow up to an aggregate of pounds 275 million, which is treated as being collateralized by future receivables of Eastern Electricity, through a short-term note issue arrangement. The program has an overall limit of pounds 550 million. Eastern Electricity continually sells additional receivables to replace those collected. During 2000, Eastern Electricity sold pounds 2,278million in receivables under the program. Such sales resulted in no gain or loss. Under the program, Eastern Electricity has a receivables servicing obligation but does not incur a measurable asset or liability. At December 31, 2000 and 1999, accounts receivable of Eastern Electricity of pounds 164 million and pounds 224 million had been sold under the program, respectively. At December 31, 2000 and 1999, pounds 5 million and pounds 177 million, respectively, were reflected as other short-term loans on the balance sheet. These amounts bear interest at an annual rate based on commercial paper rates plus a margin, which was 6.02% and 5.63% at December 31, 2000 and 1999, respectively.

8.   LONG-TERM DEBT

       Long-term debt consisted of the following:



                                                                 December 31,
                                                             ------------------
                                                               2000        1999
                                                             ------      ------
                                                              (pounds  million)
     Notes and Bonds:
       $200 million 7.425% guaranteed notes due 2017            134         124
       $300 million 7.55% guaranteed notes due 2027             201         186
       pounds 350 million 8.375% bonds due 2004                 363         367
       pounds 200 million 8.5% bonds due 2025                   225         227
       pounds 200 million 8.75% bonds due 2012                  234         235
       $350 million 6.15% Exchange Senior Notes due 2002        234         217
       $650 million 6.45% Exchange Senior Notes due 2005        435         402
       $500 million 6.75% Exchange Senior Notes due 2009        335         309
       7.25% Norwegian Kroner bonds due 2029                     75          77
       EMTN Notes:
           7.25% Sterling Eurobonds due 2030                    275           -
           6.88% EMTN Notes due 2001                            100           -
           35 PUT 5 Resettable Notes due 2035 - 7.79%           301           -
     Other:
       Sterling Credit Agreement - due 2003:
         Term facility - 6.81% and 6.55%                        750         750
         Tranche B revolving credit:
             Spanish pesatas - 4.33%                              -          47
             Norwegian kroner - 8.10%  and 7.13%                 53          54
             Pounds  sterling - 6.61%                             -          75
             Euro's - 5.80% and 4.04%                           168          61
       Rent factoring loans (weighted average
         interest rate of 7.35%, due 2001)                      190         428
       Other unsecured loans, due in installments
         (weighted average rates range from 5.84% - 8.86%       120         114
         and 4.95% - 10.8%)
       Capital leases                                           745         924
       CHPL project finance - Shotton                            87           -
       Cross-border leases (US$ denominated)                    317         316
       Other                                                      -           6
                                                             ------      ------
     Total long-term debt                                     5,342       4,919
     Less current portion                                       862         380
                                                             ------      ------
     Long-term debt, less amounts due currently               4,480       4,539
                                                             ======      ======


       Lines of credit

       At December 31, 2000, TXU Europe has a euros 2.0 billion Euro Medium Term Note (EMTN) program, under which TXU Europe may from time to time issue notes in various currencies. On November 30, 2000, a financing subsidiary of TXU Europe issued pounds 301 million of 35 Put 5
    Resettable Notes due 2035 (Resettable Notes) under the EMTN program. The net proceeds were used to pay down pounds 50 million of EMTN Notes due 2007 with the remainder being held at year end December 31, 2000, to finance the repayment of the rent factoring agreement in January 2001 and for other corporate purposes. The initial interest rate on the Resettable Notes, up to the first reset date of November 30, 2005, is 7.7875%. The issuer of the Resettable Notes has a call option to repurchase the Resettable Notes at par on November 30, 2005. This call option has been assigned to commercial banks for a consideration of approximately pounds 5 million per annum for five years. The Resettable

    Notes  also  include a put option that is exercisable at 5 years  by  the holder  and  a  reset  feature that permits the holder  to  remarket  the
    Resettable Notes at a different interest rate if the put is not exercised. On the reset date, the new interest rate will be determined in accordance with the terms of the Resettable Notes for the next 6 to 20 years. The Resettable Notes can be redeemed at principal plus accrued interest on November 30, 2005.

       As of December 31, 2000, there was also pounds 275 million in 7.25% Sterling Eurobonds due March 8, 2030 and pounds 100 million of 6.88% EMTN Notes due September 4, 2001 outstanding under the EMTN program.

       At December 31, 2000, TXU Europe and TXU Finance (No.2) Limited have a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit
    Agreement). As of December 31, 2000, the amended Sterling Credit Agreement provides for borrowings of up to pounds 1.075 billion and has two facilities: a pounds 750 million term facility and a pounds 325 million revolving credit facility (Tranche B), both of which terminate on March 2, 2003. The Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. In August 2000, a new 364 - day facility to provide short-term financing was entered into. (See Note 7.) As of December 31, 2000, the outstanding Tranche B borrowings and interest rates in effect at December 31, 2000 consisted of 700 million Norwegian kroner (NOK) (pounds 53 million) at 8.10% per annum and euro 267 million (pounds 168 million) at 5.80% per annum.

       On January 8, 2001, in connection with the acquisition of Kiel AG, TXU Europe borrowed an additional euros 229 million (pounds 145 million) at 5.54% per annum (euros 47 million (pounds 30 million) under Tranche B and euros182 million (pounds 115 million) under the 364-day facility). An additional NOK 50 million (pounds 4 million) was borrowed under Tranche B on January 15, 2001.

       Other long-term debt

       TXU Europe has a pounds 143 million project finance facility to pay for the construction of the power station being built for Shotton Combined Heat and Power. The station is due to be completed during the third quarter of 2001. Repayment on the loan begins six months after the earlier of the completion date or November 15, 2001 and will continue over the next 15 years. As of December 31, 2000, there was outstanding drawings of pounds 85 million under this facility bearing interest at a rate based on LIBOR plus a margin, which was 6.85% per annum.

       Maturities - Long-term debt, as of December 31, 2000 excluding capital lease balances, is repayable as follows:



                                                 December 31,
                                               ----------------
                                               (pounds million)
     2001                                             292
     2002                                             264
     2003                                             981
     2004                                             396
     2005                                             757
     Thereafter                                     1,907
                                                   ------
     Long-term debt, excluding capital leases       4,597
     Capital leases                                   745
                                                   ------
     Total long-term debt                           5,342
                                                   ======


       TXU Europe's debt agreements contain certain covenants, including leverage ratios, levels of net assets and interest coverage. At December 31, 2000 and 1999, TXU Europe was in compliance with all such covenants.

       Capital lease obligations - As at December 31, 2000 future minimum lease payments for assets under capital leases, together with the present value of minimum lease payments, were:




                                             December 31
                                            -------------
                                           (pounds million)

     2001                                        405
     2002                                         23
     2003                                         21
     2004                                         21
     2005                                         21
     Thereafter                                  172
                                              ------
     Total future minimum lease payments         663
     Less amounts representing interest         (113)
                                              ------
     Present value of future minimum
       lease payments                            550
                                              ------
     Current                                     374
     Non-current                                 176
                                              ------
     Total                                       550
                                              ======

       Substantially all of the capital lease obligations relate to coal-fired power stations. Additional payments of approximately pounds 6 per megawatt hour (indexed from 1996 prices) linked to output levels from the stations were payable (under the original lease terms) for the first seven years of their operations by TXU Europe Group (operations commenced in 1996). In accounting for the acquisition of TEG, a liability for the estimated probable additional payments linked to output levels for coal-fired generating stations was established. At December 31, 2000 and 1999, the balance of the liability of pounds 196 million and pounds 291 million, respectively, is included with capital lease obligations, of which pounds 196 million and pounds 95 million are classified as current, respectively. As of December 31, 2000, TXU Europe Group held a 99-year lease over the land, buildings and plant at three power stations and had the right to purchase the freehold land after 50 years at a purchase price of pounds 1. During 2000, TXU Europe Group reached an agreement to prepay (effective January 2001) in fixed amounts, the future payments linked to output levels from these stations that previously had been payable over periods to March 2003. In addition, an option was granted to TXU Europe Group to bring forward the right to purchase the freehold land, previously exercisable after 50 years. TXU Europe Group exercised the option to purchase the freehold in January 2001. At that time, remaining outstanding fixed lease payments became financial obligations to a third party and will be settled during 2001. The National Power leases have been accounted for as capital leases.

       Cross-border leases - Certain subsidiaries of TXU Europe Group have entered into cross-border lease transactions in respect of two power stations that are wholly owned by TXU Europe. TXU Europe has retained control of the power stations and their output and is responsible for their operations. The debt arising on the cross-border leases is fully collateralized by restricted cash on deposit. (See Note 4.)

       Rent factoring loans - Prior to the acquisition of TEG by TXU Corp. in 1998, certain subsidiaries of TXU Europe entered into an agreement with commercial banks whereby future intra-group rental payments receivable were assigned to these banks in return for a sum of pounds 1,097 million. As of December 31, 2000, the balance of the rental payments due to the banks was pounds 190 million, which was fully paid in January 2001.

       At December 31, 2000 and 1999, pounds 351 million and pounds 408 million of the capital sums were on deposit to cash collateralize existing future lease obligations to another group of banks related to the funding of the leases of three power stations leased from National Power. (See Note 4.)

9.   PREFERRED SECURITIES OF SUBSIDIARY PERPETUAL TRUST

       In  March  2000,  TXU  Europe Capital I, a statutory  business  trust, established as a financing subsidiary for TXU Europe, issued to investors US$150 million (pounds 95 million) of 9 3/4% Trust Originated Preferred Securities (Preferred Trust Securities), in 6,000,000 units. In a series of related transactions, the proceeds from this issuance were invested in Preferred Partnership Securities issued by TXU Europe Funding I, L.P., a limited partnership of which TXU Europe is the general partner. TXU Europe Funding I, L.P. in turn, used those funds, along with a capital contribution of approximately US$26 million (pounds 16 million) from TXU Europe, to purchase junior subordinated debentures issued by TXU Eastern Funding Company and TXU Europe Group. The Preferred Trust Securities have a liquidation preference of US$25 per unit. The only assets of the trust are the Preferred Partnership
     Securities.  The  Trust has a perpetual existence,  subject  to  certain termination events as provided in its Amended and Restated Trust Agreement. The Preferred Trust Securities are subject to mandatory redemption upon payment of the Preferred Partnership Securities, which may be redeemed at the option of TXU Europe, in whole, or in part, at any time on or after March 2, 2005. TXU Europe has issued certain limited guarantees of the Preferred Trust Securities, the Preferred Partnership Securities and the junior subordinated debentures held by TXU Europe Funding I, L.P. The trust uses distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Trust Securities.


10.  SHAREHOLDER'S EQUITY

       TXU Europe has two classes of shares outstanding, ordinary and deferred. Both classes are held by wholly owned subsidiaries of TXU Corp. Ordinary shares, which are US dollar denominated, have voting rights. The deferred shares, which are denominated in UK pounds sterling, have no rights to vote or receive dividends. Upon liquidation, holders of deferred shares are entitled to receive pounds 1 per share only after holders of ordinary shares are paid pounds 100 million per share. In addition, all deferred shares may be repurchased for the sum of pounds 1.

       Certain debt instruments of TXU Europe contain provisions that, under certain conditions, restrict distributions on or acquisitions of common stock. At December 31, 2000 and 1999, retained earnings were not restricted as a result of such provisions.

11.  PROVISION FOR UNFAVORABLE CONTRACTS

       As part of the purchase accounting for TEG, TXU Europe made provisions for certain unfavorable long-term gas and electricity purchase contracts. As of December 31, 2000 and 1999, the electricity provision related to a contract that expires in 2009, while the gas provision relates to two contracts that expire in 2010.

       With the acquisition of Norweb Energi in August 2000, TXU Europe also assumed certain of Norweb Energi's obligations, including its power purchase agreements. Some of these agreements provide for purchases of power by TXU Europe at prices were currently above market. As a result, TXU Europe recorded a liability for the fair value adjustments for these unfavorable power purchase agreements of pounds 451 million and pounds 19 million for related contracts for differences.

       During 2000 and 1999, an aggregate of pounds 27 million and pounds 46 million, respectively, of these provisions were released to offset expenses recognized on purchases under unfavorable electricity and gas contacts. In December 1999, TXU Europe paid pounds 76 million in termination fees to exit a disadvantageous contract. There was no income effect as this amount matched the liability previously established against this contract.

12.  PENSIONS

       The majority of TXU Europe Group employees are members of the Electricity Supply Pension Scheme (ESPS), which provides pensions of a defined benefit nature for employees throughout the England and Wales Electricity Supply Industry. The ESPS operates on the basis that there is no cross-subsidy between employers, and the financing of TXU Europe Group's pension liabilities is, therefore, independent of the experience of other participating employers. The assets of the ESPS are held in a separate trustee-administered fund and consist principally of UK and European equities, UK property holdings and cash. The pension cost relating to the TXU Europe Group portion of the ESPS is assessed in accordance with the advice of independent qualified actuaries using the projected unit method. The benefits under these plans are primarily based on years of service and compensation levels as defined under the respective plan provisions.

       The pension information presented below has been adjusted to reflect the impact of the following events during 2000: the sale of metering business (May 2000), the acquisition of Norweb Energi (August 2000) and the related transfer of customer services personnel to Vertex (September
     2000). (See Note 1.) As a result of these events there has been a significant movement of employees out of and into the pension scheme. The net effect of these curtailments and settlements was a loss of less than pounds 1 million for 2000.

                                                          Year Ended  December 31,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
                                                            (pounds  million)
     Change in benefit obligation:
     Benefit obligation at beginning of year                979            985
     Service cost                                            16             15
     Interest cost                                           58             53
     Participants' contributions                              9             10
     Plan amendments                                          -             19
     Actuarial (gain) loss                                  (32)           (56)
     Termination liabilities                                 17             10
     Benefits paid                                          (58)           (54)
     Effect of curtailments                                  (2)             -
     Net transfer of obligations from (to) other plans       20             (3)
                                                         ------          -----
     Ending benefit obligation                            1,007            979
                                                         ======          =====

     Change in plan assets:
     Fair value of plan assets at beginning of year       1,167          1,082
     Actual return on plan assets                             -            107
     Employer contribution                                   23             25
     Participants contributions                               9             10
     Benefits paid                                          (58)           (54)
     Net transfer of assets from (to) other plans            23             (3)
                                                         ------          -----
     Ending fair value of plan assets                     1,164          1,167
                                                         ======          =====

     Funded status:
     Funded status                                          157            188
     Unrecognized net actuarial loss                         83             43
     Unrecognized prior service cost                         17             19
                                                         ------          -----
     Prepaid  benefit cost                                  257            250
                                                         ======          =====

     Weighted average assumptions:
     Discount rate                                         6.0%           6.0%
     Expected return on plan assets                        6.75%          6.5%
     Rate of compensation increase                         3.5%           3.5%



                                                                 Period from
                                                   Year Ended     Formation    Period from
                                                  December 31,     Through     April 1, 1998
                                              ----------------   December 31,    Through
                                               2000      1999       1998       May 18, 1998
                                              ------    ------   -----------   -------------
                                                         (pounds  million)
     Components of net periodic pension
       cost (benefit):
     Service cost                                16        15         7              1
     Interest cost                               58        53        33              7
     Expected return on plan assets             (80)      (63)      (45)           (10)
     Net amortization                             2         4         -              -
     Net curtailments/settlement gain            (1)        -         -              -
                                              -----      ----      ----           ----
         Net periodic pension cost (benefit)     (5)        9        (5)            (2)
                                              =====      ====      ====           ====

       In addition, TXU Europe has a defined contribution pension plan. Contributions made by TXU Europe to the plan were pounds 813 thousand in 2000, pounds 827 thousand in 1999 and pounds 490 thousand in the period from formation to December 31, 1998.

13.  EMPLOYEE SHARE PLANS

       During 1998, TXU Europe instituted the TXU Europe Group Long Term Incentive Plan (LTIP) which is administered by a remuneration committee. Awards of "phantom stock" in TXU Corp. under the LTIP may be made available to the management group, senior managers and salaried directors of TXU Europe. There is no exercise price associated with the awards. Participants of the LTIP receive awards based on the number of shares that a specified percentage of their annual basic pay could purchase, using the stock price of TXU Corp. at or around the date of grant. If participants leave TXU Europe before the awards vest, their awards lapse.

       Awards are subject to achieving certain performance criteria. There is a deferral period from the end of the financial period in which the awards were granted during which the participants must remain with TXU Europe for their awards to become vested. For the awards granted in 1998, the deferral period for directors is one year. For the senior managers, one-half of each award vested on January 1, 2000, with the balance of the awards vesting on January 1, 2001. For the awards granted in 2000 and 1999, the deferral period for directors is one year and for the management group and senior managers is two years.

       At the end of the deferral period, TXU Europe shall pay to the participant, in cash, an amount equal to the higher of the stock price of TXU Corp. at the end of the deferral period, or a guaranteed price. The guaranteed price is the stock price used to calculate the awards granted, adjusted for interest at 6% compounded annually up to the date of payment, and accumulated dividends.

       TXU Europe granted 168,461 awards in 2000, 190,820 awards in 1999 and 145,878 awards on September 1, 1998. For grants during 2000 and 1999 the stock price of TXU Corp. on the date of grant was pounds 21.971 and pounds 28.06, respectively. For grants during the period May 19, 1998 through December 31, 1998 the stock price of TXU Corp. at May 19, 1998 of pounds 23.81 was utilized. The weighted average remaining contractual life of awards outstanding at December 31, 2000 and 1999 was 22 months and 18 months, respectively. At December 31, 2000 and 1999, the closing market price of TXU Corp. common stock was $43.06 (pounds 28.83) and $35.56 (pounds 22.00), respectively, per share.

       In addition, TXU Europe also has the following employee share plans (adopted in 1999):

    (a) The TXU Europe Group Sharesave Scheme which is available to the UK-based directors and employees of TXU Europe Group who devote more than 25 hours a week to their duties. Employees who participate in this scheme enter into a monthly savings contract, for either a three- or five-year period. At the end of that period, a participant may elect to apply the savings accumulated to the purchase of shares of TXU Corp. common stock. The exercise price for the three-year Sharesave Scheme was based on a 15% discount of the TXU Corp. stock price of pounds 25.82 on or about July 16, 1999 (the initial invitation date or grant date) and the five year Sharesave Scheme exercise price was based on a 20% discount.

    (b) The TXU Europe Group Loyalty Reward Scheme, provides for grants for the issuance of additional shares of TXU Corp. common stock to participants in the Sharesave Scheme subject to the exercise of options, and in proportion to the number of shares of stock acquired.

     The changes in share awards outstanding were as follows:




                                                                                        Long-term
                                   Sharesave    Sharesave   Loyalty     Loyalty   Long-term    Incentive
                                    Scheme       Scheme     Reward      Reward    Incentive   Compensation
                                   3 Years      5 Years     3 Years     5 Years      Plan         Plan
                                   --------     ---------   -------     -------   ----------  ------------
   Balance - May 19, 1998                -            -          -           -           -           -
     Granted                             -            -          -           -     145,878           -
     Lapsed                              -            -          -           -      (1,785)          -
                                   --------   ---------    -------    --------    --------     -------
   Balance - December 31, 1998           -            -          -           -     144,093           -
                                   --------   ---------    -------    --------    --------     -------
     Granted                        201,046   1,132,083     29,517     225,584     190,820      26,761
     Lapsed                               -           -          -           -     (27,178)          -
                                   --------   ---------    -------    --------    --------     -------
   Balance - December 31, 1999      201,046   1,132,083     29,517     225,584     307,735      26,761
                                   --------   ---------    -------    --------    --------     -------
     Granted                              -           -          -           -     168,461      52,291
     Lapsed                         (93,627)   (531,284)   (13,800)   (105,994)    (24,999)    (21,297)
     Exercised                      (13,436)    (50,778)    (1,889)     (9,941)    (90,429)          -
                                   --------   ---------    -------    --------    --------     -------
   Balance - December 31, 2000       93,983     550,021     13,828     109,649     360,768      57,755
                                   ========   =========    =======    ========    ========     =======

   Exercisable - 2001                     -           -          -          -       47,102           -
   Exercisable - 2002                93,983           -     13,828          -      170,204           -
   Exercisable - thereafter               -     550,021          -    109,649      143,462      57,755

 Weighted average exercise price:
   (in pounds )
   Exercised                          21.95       20.66          -          -        24.22           -
   Outstanding                        21.95       20.66          -          -        25.07       29.00

 Weighted average fair value of
   awards granted in:
     (in pounds )

   2000                                   -           -          -          -         5.29       29.67

   1999                                8.41       11.37      25.82      25.82         5.76       26.67

   1998                                   -           -          -          -         4.28           -



       In May 2000 and June 1999, awards of performance-related restricted stock of TXU Corp. were made to certain officers and directors of TXU Europe under the Long-Term Incentive Compensation Plan of TXU Corp. The awards represented 52,291 shares and 26,761 shares, respectively, of TXU Corp. common stock with a valuation price of pounds 29.67 and pounds
     26.675 per share at the date of grant, which were issued subject to performance and vesting requirements over a three- to five-year period.

       Total compensation expense recognized under the various employee share plans for 2000 and 1999 and the period from formation through December 31, 1998 were pounds 8 million, pounds 7 million and pounds 1 million, respectively.

       TXU Europe applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee share plans. TXU Europe determined the potential impact of SFAS No. 123, "Accounting For Stock-Based Compensation" with regard to the recognition of compensation expense. Under SFAS 123, compensation expense is determined based upon the fair value at the grant date for awards. Had compensation expense for TXU Europe employee share plans been determined based upon the methodology prescribed under SFAS 123, TXU Europe's income would not have been significantly different from actual results.


14.  TAXATION

       The components of TXU Europe's income tax expense are as follows:



                                                        Period from
                                       Year Ended        Formation       Period From
                                        December 31,      Through       April 1, 1998
                                    -----------------    December 31,      Through
                                      2000      1999        1998         May 18, 1998
                                    -------    ------   -------------  --------------
                                              (pounds  million)
     Current:
      UK                                -         21          24               2
      US                              (18)         -          18               -
      Other Countries                   7          1           1               -
                                    -----      -----       -----           -----
                                      (11)        22          43               2
     Deferred:
      UK                               73         89          24              (7)
      Other Countries                   8          -           -               -
                                    -----      -----       -----           -----
        Total income tax expense       70        111          67              (5)
                                    =====      =====       =====           ======


       The components of TXU Europe's deferred tax assets and liabilities are as follows:

                                                       December 31,
                                                   --------------------
                                                    2000          1999
                                                   -------       ------
                                                     (pounds  million)
     Deferred tax assets:
       Leased assets and related items               242           313
       Tax loss carryforwards                         23            10
       Provision for unfavorable contracts
         and other                                   245           100
                                                  ------        ------
         Total deferred tax assets                   510           423

     Valuation allowance fordeferred
       tax assets                                   (160)         (162)
                                                  ------        ------
         Net deferred tax assets                     350           261
                                                  ------        ------
     Deferred tax liabilities:
       Excess of book value over taxation
         value of fixed assets                       206           194
       Leased assets and related items               288           302
       Other items                                   323           174
                                                  ------        ------
         Total deferred tax liabilities              817           670
                                                  ------        ------
         Net deferred tax liabilities                467           409
                                                  ======        ======

       The recognized deferred tax asset is based upon the expected future utilization of net operating loss carryforwards and the reversal of other temporary differences. TXU Europe has recognized a valuation allowance for those benefits for which realization does not meet the more likely than not criteria. The valuation allowance has been recognized in respect of leased assets. TXU Europe continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

       There was no valuation allowance at formation (February 5, 1998). At the date of acquisition of TEG (May 19, 1998), a valuation allowance of pounds 130 million, was established for the deferred tax asset for the book/tax capital asset related to leased assets. The valuation allowance was increased by pounds 8 million in the period from May 19, 1998 to December 31, 1998, resulting in a balance of pounds 138 million at December 31, 1998. For the year ended December 31, 1999, the valuation allowance was increased by pounds 24 million, resulting in a balance of pounds 162 million at December 31, 1999 and for the year ended December 31, 2000 there was a release of pounds 2 million resulting in the ending balance of pounds 160 million.

       Income before income taxes:



                                                        Period from
                                       Year Ended        Formation       Period From
                                        December 31,      Through       April 1, 1998
                                    -----------------    December 31,      Through
                                      2000      1999        1998         May 18, 1998
                                    -------    ------   -------------  --------------
                                              (pounds  million)
     Income before income
       taxes:
      UK                               154       264         103            (27)
      US                                 -         -          51              -
      Other Countries                   52         3           1              1
                                     -----     -----       -----          -----
    Total income before income
     taxes and minority interest       206       267         155            (26)
                                     =====     =====       =====          =====

       United Kingdom income tax expense at the statutory tax rate is reconciled below to the actual income tax expense:


                                                                    Period from
                                                   Year Ended        Formation       Period From
                                                    December 31,      Through       April 1, 1998
                                                -----------------    December 31,      Through
                                                  2000      1999        1998         May 18, 1998
                                                -------    ------   -------------  --------------
                                                          (pounds  million)
    Tax at UK statutory rate (30%
     in 2000 and 1999 and 31%
       for all other periods)                       62        81           48            (8)
     Non-deductible goodwill and depreciation       30        26           16             1
     Effect of overseas tax rates                    -         -            2             -
     Effect of tax rate on UK dividends              -         -           (4)            -
     Tax rate change                                 -         -           (8)            -
     Distribution on preferred securities           (2)        -            -             -
     Resolution of prior year tax matters          (18)        -            -             -
     Movement in valuation allowance charged
      to expense                                    (2)       10            8             2
     Other                                          (6)       (8)           -             -
     Non-deductible expenses                         6         2            5             -
                                                 -----     -----        -----         -----
     Income tax expense                             70       111           67           (5)
                                                 =====     =====        =====         =====

                                A-50

page>

       At December 31, 2000 and 1999, TXU Europe has net operating loss carryforwards of pounds 23 million and pounds 10 million, respectively, that are available to offset future taxable income. The net operating loss carryforwards have no expiration date.

       On July 31, 1998, legislation was enacted that decreased the United Kingdom statutory income tax rate on companies by 1% with effect from April 1, 1999. In accordance with the provisions of SFAS No. 109, the assets and liabilities for deferred income taxes were adjusted to reflect the expected reversal of certain temporary differences at the lower income tax rate.

       The tax effect of the components included in accumulated other comprehensive income for the year ended December 31, 2000 was pounds 2 million and for the year ended December 31, 1999, for the period from formation through December 31, 1998, and for the period from April 1, 1998 through May 18, 1998 was a tax benefit of pounds 3 million, pounds 2 million and pounds 1 million, respectively.

15.  DERIVATIVES AND FINANCIAL INSTRUMENTS

       TXU Europe is exposed to a number of different market risks including changes in gas and electricity prices, interest rates and foreign currency exchange rates. TXU Europe has developed a control framework of policies and procedures to monitor and manage the exposures arising from volatility in these markets. To implement these policies and procedures, TXU Europe enters into various derivative instruments to reduce its exposure to fluctuations in energy commodity prices, interest rates and foreign exchange rates. Derivative financial instruments used by TXU Europe include electricity contracts for differences, electricity forward agreements, swaps, options, futures, interest rate swaps and forward rate agreements, and foreign exchange futures, swaps and forward purchase contracts. Both the energy management and the treasury operations make use of these instruments, where such instruments are authorized for use.

       Electricity price risk management - TXU Europe Energy Trading engages in price risk management activities for non-trading purposes and, beginning in late 1999, for trading purposes.

       Non-trading activities

       UK Electricity - Electricity forward contracts are primarily used by TXU Europe to hedge its exposure to future fluctuations in electricity Pool prices in the UK. Under the current operating environment in the UK, almost all electricity generated in England and Wales must be sold to the wholesale electricity trading market in the UK (Pool), and electricity suppliers must likewise generally buy electricity from the Pool for resale to their customers.

       The contracts bought and sold are contracts for differences and electricity forward agreements that fix the price of electricity for an agreed quantity and duration by reference to an agreed strike price. Electricity forward agreements are similar in nature to contracts for differences, except that they tend to last for shorter time periods and are based on standard industry terms rather than being individually negotiated. Long-term Contracts for differences are in place to hedge a portion of the electricity to be purchased through 2009. The impact of changes in the market value of these contracts, which serve as hedges, is deferred until the related transaction is completed.

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

       The fair values of outstanding contracts for differences, electricity forward agreements and other contracts held for non-trading purposes at December 31, 2000 were out-of-the-money (negative) pounds 589 million compared with in-the-money fair values (positive) of pounds 76 million at December 31, 1999, calculated as the difference between the expected value of the contracts for differences, electricity forward agreements and other contracts and the current market value, based on an estimate of forward prices for the term of the CfD, EFA or other contract. The decrease in fair values from 1999 primarily reflects a decline in UK Pool prices and a lengthening of the portfolio position. At December 31, 2000, the outstanding notional quantity of all electricity commodity instruments under contracts held for non-trading purposes was 358 TWh of electricity for periods to 2018. The market for the contracts for differences and electricity forward agreements held for non-trading purposes has not been liquid to date and there is no readily identifiable market through which the majority of contracts for differences or electricity forward agreements could be realized through an exchange.

       UK Gas and Coal - In order to help meet the expected needs of its natural gas wholesale and retail customers and the fuel requirements of its power stations, TXU Europe Group has entered into a variety of gas and coal purchase contracts held for purposes other than trading. (See
    Note 16 for further description of these commitments.) No derivatives were used as of December 31, 2000 and 1999 to hedge the exposure of these contracts to fluctuations in prices.

       Trading Activities

       In late 1999, TXU Europe Energy Trading began offering price risk management services to customers through a variety of financial and other instruments. Substantially all of the activities in continental Europe (including the Nordic region) are for trading purposes with some additional trading activities occurring in the UK. The continental European trading portfolio consists of the sum of forward contracts (for both power and gas), physical options and swap agreements. Power and gas forward contracts allow TXU Europe to buy/sell contracts for physical power relating to a future time period. During the year 2000, TXU Europe also actively traded call / put options on physical power relating to a future time period (in the same period only one financial option on the German market was traded). Non-physical trades include financial swaps in which TXU Europe trades with counterparties against a published index price (e.g. Amsterdam Power Exchange - APX). UK trading activities consist of limited trading of electricity forward agreements, contracts for differences and other contractual arrangements. Contracts entered into for trading purposes are recorded on a mark-to-market basis with gains and losses recognized in earnings in the period in which such valuation changes occur.

       Electricity - During 2000 and 1999 there were net gains of pounds 50 million and pounds 23 million, respectively, recognized from trading electricity commodity contracts or other derivatives. At December 31, 2000, the outstanding notional quantity of all electricity commodity instruments under contracts held for trading purposes (net buys and sells) was 29TWh for the period until 2005. The fair value of such instruments at December 31, 2000 and 1999 was pounds 37 million and pounds 10 million, respectively, and the average fair value for 2000 was pounds 25 million and for 1999 was pounds 12 million.

       Gas - During 2000, net gains of pounds 47 million were recognized from trading gas commodity contracts or other derivatives in the UK and mainland Europe, mainly the result of higher gas prices, compared with net gains of pounds 0.1 million for 1999. At December 31, 2000, the outstanding notional contract quantity of gas commodity instruments held for trading purposes (net buys and sells) was 1,589 million Therms (0.2
     Bcf) for periods to 2006. The fair value of such instruments at December 31, 2000 and 1999 was pounds 16 million and pounds 5 million, respectively, and the average fair value for 2000 was pounds 5 million and for 1999 was pounds 2 million.

       Coal - In the coal business, TXU Europe enters into contracts for the purchase and sale of coal primarily to assure supplies for generation purposes but also to engage in trading activities. The overall net exposure of TXU Europe to the coal spot market is managed by using coal options and swaps. During 2000, net gains of pounds 3 million were recognized from trading coal commodity contracts or other derivatives. At December 31, 2000, the outstanding notional quantity of commodity instruments under contracts held for trading purposes was 3.4 million tons of coal for periods to 2002. The fair value of such instruments at December 31, 2000 was pounds 2 million, and the average fair value for the year ended December 31, 2000 was less than pounds 1 million.

       The following table displays the mark-to-market values of the energy trading risk management assets and liabilities:



                                     December 31, 2000
                                ----------------------------
                                 Assets   Liabilities   Net
                                -------- -------------  ----
                                      pounds  millions
     Fair Value:
     Current                       609        554        55
                                 =====      =====
     Less reserves                                        1
                                                      -----
       Net of reserves                                   54
                                                      =====
     Average  Value  for Year      295        266        29
                                 =====      =====     =====

       The fair value of open positions is included in Energy Trading Risk Management Assets and Liabilities on the balance sheet. Gross revenue and expenses from physically settled transactions are included in revenues and operating expenses, respectively. Financially settled transactions along with unrealized gains and losses from changes in the fair value of the open positions are included in revenues on a net basis.

     OTHER NON-TRADING ACTIVITIES

       Interest rate risk management - Interest rate swaps and forward rate agreements are entered into only for non-trading purposes and are used by TXU Europe to manage exposures to the market risk inherent in fixed rate debt securities and the cash flow risk inherent in variable rate securities. Gains and losses from interest rate swaps are accrued over the contract period.

       At December 31, 2000 and 1999, TXU Europe had various interest rate and currency swaps in effect with an aggregate notional amount of US$1.5 billion (pounds 921 million) that effectively convert the fixed rate Senior Notes payable in US dollars to a fixed rate debt payable in pounds sterling. These swaps mature on the dates of the underlying notes, and have a weighted average fixed pay rate of 6.61% plus a margin. TXU Europe also had various other interest rate swaps as required by the Sterling Credit Agreement and to hedge certain of its borrowings from a variable to a fixed rate. The aggregate notional amount of these interest rate swaps was pounds 839 million at December 31, 2000 and pounds 800 million at December 31, 1999, maturing in 2001 through 2008 with average fixed rates of 6.69% and 5.55% at December 31, 2000 and 1999, respectively.

       At December 31, 1999, there were approximately pounds 15 million in forward rate agreements outstanding which matured in the first few days of January 2000. There were no forward rate agreements outstanding at December 31, 2000.

       Foreign currency risk management - TXU Europe has exposure to foreign currency movements and uses derivative financial instruments that are entered into only for non-trading purposes to manage this exposure (principally on US$ denominated debt and investments in European countries). The instruments used are forward purchase contracts and swaps. The policy with regard to any such exposures is to match assets owned in foreign countries with borrowings in that same currency. Where there are firm commitments to purchase goods in a specific currency then forward contracts, options or swaps are used to fix the exchange rate. There were no options outstanding at December 31, 1999. Foreign currency transaction losses were pounds 1.4 million for 2000 and were pounds 8 million for 1999, and were less than pounds 1 million for the period from formation through December 31, 1998 and for the period from April 1, 1998 through May 18, 1998, respectively.

       TXU Europe has entered into currency arrangements with respect to the principal and semi-annual interest payments on US$ 500 million of bonds to swap from dollars to pounds sterling. For the principal payments, TXU Europe entered into a forward foreign currency contract to acquire US$200 million and US$300 million in October 2017 and October 2027, respectively, for approximately pounds 218 million. The difference between the forward rate and the spot rate at inception of the contract (a foreign currency gain of approximately pounds 92 million) is being amortized to income over the life of the contract. For interest payments on the US$200 million 7.425% notes due 2017 and the $300 million 7.55% notes due 2027, the contracts set the exchange rate between sterling and US$ at $1.605 and $1.625, respectively.

       As mentioned above, TXU Europe has entered into currency swaps that fix the principal amount and interest payments on the US$1.5 billion of Senior Notes to be repaid in sterling (pounds 921million) at a weighted average exchange rate between sterling and US$ of $1.629.

       In November 1999, TXU Europe entered into a gilt lock (foreign currency/interest rate) contract to hedge a notional amount of pounds 230 million on the anticipated issuance of a financing issue. The anticipated transaction did not close before December 31, 1999. The contract was ended in January 2000 and the resulting gain of approximately pounds 8 million was recognized to other - income in 2000 as the financing issue failed to qualify for hedge accounting.

       Concentrations of credit risk - TXU Europe's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, trade receivables and derivative contracts.

       TXU  Europe's  trade receivables result primarily  from  its  gas  and
     electricity  retail  operations  and  reflect  a  broad  customer   base
     including industrial, commercial and residential customers.

       Credit risk relates to the risk of loss that TXU Europe would incur as a result of non-performance by counterparties to their respective derivative instruments. TXU Europe maintains credit policies with regard to its counterparties that enable management to minimize overall credit risk. TXU Europe generally does not obtain collateral to support the agreements but establishes credit limits, monitors the financial viability of counterparties and seeks guarantees when appropriate. In the event a counterparty's credit rating declines, TXU Europe may apply certain remedies, if considered necessary. TXU Europe believes that it has established adequate reserves in regard to the risk of nonperformance by counterparties. The extent of this exposure varies with the prevailing interest and currency rates and was not material throughout the period.

       Approximately 42% and 38% by volume of TXU Europe's contracts for differences (CfDs) and electricity forward agreements (EFAs) traded in the periods ended December 31, 2000 and 1999, respectively, were contracted with two primary counterparties. The risk of loss to TXU Europe arising from non-performance by these counterparties is considered unlikely.

       Fair value of financial instruments - The carrying amounts and related estimated fair values of TXU Europe's significant financial instruments were as follows:



                                                               December  31,
                                                  ---------------------------------------
                                                       2000                   1999
                                                  -----------------    ------------------
                                                  Carrying     Fair       Carrying   Fair
                                                   Amount     Value        Amount    Value
                                                          (p ounds  million)
 On balance sheet assets
   (liabilities):
   Assets
     Restricted cash                                  672      672            740      740
     Other investments                                695      695            520      520
     CfDs, EFAs and other energy contracts             37       37              -       10
       - trading  - net
     Gas commodity contracts - net                     16       16              -        5
     Coal trading contracts -  net                      2        2              -        -


   Liabilities
     Notes payable - banks (current)                 (525)    (525)          (251)    (251)
     Short term loans on accounts receivable           (5)      (5)          (177)    (177)
     Total long-term debt,  excluding
       capital leases                              (4,597)  (4,602)        (3,995)  (4,026)
     CfDs, EFAs and other energy
       contracts - non-trading                       (501)    (589)             -       76

     Off balance sheets assets (liabilities):
       Interest rate swaps                              -      (64)             -      (51)
       Foreign currency exchange contracts              -      101              -      (23)
       Financial guarantees and letters
          of credit                                     -     (655)             -     (271)
      Call options on Resettable                        -       31              -       -


       The carrying amounts for financial assets and financial liabilities classified as current assets and current liabilities approximate fair value due to the short maturity of such instruments.

       The following methods and assumptions were used to determine the above fair values:

     (i) The fair value of other investments is estimated based on quoted market prices where available and other estimates.

     (ii) The carrying amounts of restricted cash, notes payable - banks and short term loans on accounts receivable approximate their fair values because of the short maturity of these instruments.

     (iii) The fair value of long term debt varies with market conditions and is estimated based on current rates for similar financial instruments offered to TXU Europe.

     (iv) The fair value of the interest rate swaps is based on the cancellation value of each swap agreement independently calculated by reference to the forward sterling interest rate curve for the unexpired portion of the swap.

     (v) The fair value of foreign currency exchange contracts is based upon valuations provided by the counterparty.

     (vi) The fair value of the gas commodity contracts is based on the net present value of discounted future cash flows in accordance with underlying gas forward curves.

     (vii) The fair value of CfDs, EFAs and other energy contracts is based upon a discounted cash flow analysis using an estimate of forward energy prices.

     (viii) The fair value of financial guarantees and letters of credit has been determined using their full notional amount.

16.  COMMITMENTS

       Gas take-or-pay contracts - TXU Europe is party to various types of contracts for the purchase of gas. Almost all include "take-or-pay" obligations under which the buyer agrees to pay for a minimum quantity of gas in a year. To offset some of the exposures within its overall natural gas portfolio, which also includes a range of wholesale and retail customers, including TXU Europe Group's own power stations, TXU Europe Group has entered into a variety of longer term gas purchase contracts. At December 31, 2000, the commitments under long-term purchase contracts amounted to an estimated pounds 633 million, covering periods up to 8 years. Management does not consider it likely, on the basis of current expectations of demand from customers, that any material payments will become due for gas not taken.

       Coal contracts - TXU Europe has two coal purchase agreements with a supplier. The first agreement is for 21 million tons in total through 2003. The second agreement is also for 21 million tons in total between 2003 and 2009. Total committed purchases under these contracts were approximately pounds 1.4 billion at December 31, 2000.

       Capacity payments and guarantee - TXU Europe Energy Trading has several contracts requiring the payment of annual capacity fees. Under the terms of these contracts, TXU Europe Energy Trading will pay (subject to contract terms) annual capacity fees of pounds 318 million in 2001, pounds 346 million in 2002, pounds 373 million in 2003, pounds 389 million in 2004, pounds 389 million in 2005 and pounds 3,220 million thereafter. In addition, TXU Europe Group will provide a pounds 300 million guarantee (declining over time) representing approximately one year's capacity payment, with the counterparty providing a pounds 170 million guarantee.

       Rental commitments - The future minimum rental commitments under non-cancelable operating leases were as follows:



                                          December 31
                                        (pounds million)
     2001                                     33
     2002                                     36
     2003                                     31
     2004                                     29
     2005                                      1
     Thereafter                                3
                                            ----
     Total                                   133
                                            ====

       The operating lease commitments relate to coal-fired power stations. Additional output-related payments of approximately pounds 6 per MWh, indexed to inflation, were payable under the original lease, to PowerGen for the first four years of operation by TXU Europe Group. As a condition for the UK Secretary of State for Trade and Industry allowing PowerGen to acquire East Midlands Electricity plc, the output-related elements of these lease arrangements were terminated 15 months early. Therefore output-related payments to PowerGen ended on March 31, 2000.

       Rental expense for operating leases amounted to pounds 24 million, pounds 23 million and pounds 16 million for the periods ended December 31, 2000, 1999 and 1998, respectively. Rental expense for operating leases on the power stations during the periods ended December 31, 2000, 1999 and 1998 includes pounds 17 million, pounds 17 million and pounds 10 million, respectively, of minimum lease payments and pounds 6 million, pounds 6 million and pounds 6 million, respectively, of variable lease payments. For the period ended May 18, 1998, operating lease rental expense was pounds 10 million, including pounds 6 million of minimum lease payments and pounds 4 million of variable payments.

       Other - TXU Europe Group received government consent to build a 215 megawatt (MW) combined heat and power plant for which there is a commitment of pounds 23 million, most of which falls due in 2001. Estimated capital expenditure on environmental control facilities is pounds 54 million in 2001, pounds 36 million in 2002 and pounds 9 million in 2003.

17.  CONTINGENCIES

       TXU Europe is subject to business risks that are actively managed to limit exposures.

       Legal proceedings - In February 1997, the official government representative of pensioners (Pensions Ombudsman) made a final determination against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme (ESPS). The determination related to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. This determination was set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal, and judgment was received. The judgment endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid appealed the decision to the House of Lords. The appeal has been heard and judgement is expected to be handed down in the second quarter of 2001. If a similar complaint were to be made against TXU Europe Group in relation to its use of actuarial surplus in its section of the ESPS, it would vigorously defend the action, ultimately through the courts. However, if a determination were finally to be made against it and upheld by the courts, TXU Europe Group could have a potential liability to repay to its section of the ESPS an amount estimated by TXU Europe Group to be up to pounds 45 million, exclusive of any applicable interest charges.

       TXU Europe Group's section of the Electricity Supply Pension Scheme remains in substantial surplus and any payment to the plan that might ultimately prove to be necessary would be accounted for as an increase in pension assets, and would not have an immediate impact on income. However, any related penalties or interest (which could be assessed, though none are currently proposed) would adversely affect income. There can be no assurance as to the outcome of this matter.

       On January 25, 1999, the Hindustan Development Corporation (HDC) issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against TEG (now Energy Holdings (No.3) Limited), claiming damages of pounds 255 million for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. On November 21, 2000, the Arbitrators issued their decision and dismissed HDC's claim in full, and TEG was liable only for its own legal costs involved in the case, an estimated pounds 1 million. On December 21, 2000, HDC filed a Request for Clarification of the Arbitrators' decision (Request) under Section 33 of the Arbitration and Conciliation Act, the purpose of which is to entitle a party to arbitration to seek clarification of language used in the Arbitrators' decision. TEG filed its response to the Request on January 15, 2001 asserting that the Request was untimely made and that the language used by the Arbitrators needed no clarification. TXU Europe believes that the Arbitrators will have no alternative but to dismiss the Request. The effect of filing the Request, however, has been to stay the time HDC has to file an appeal of the Arbitrators' decision.

         In August 2000, the Spanish Stock Market Commission announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases of Hidrocantabrico in order to avoid making a formal takeover bid. TXU Corp. was originally named as a party but is seeking its removal from these proceedings. If the two utilities are found to be in violation of Spanish securities law, they could face a substantial fine and other restrictions. The investigation could last until February 2002. TXU Europe is unable to determine what impact there may be, if any, as a result of the investigation. TXU Europe and TXU Corp. believe there has been no violation of Spanish securities laws and are fully cooperating with the investigation.

       General - In addition to the above, TXU Europe and its subsidiaries are involved in various other legal and administrative proceedings arising in the ordinary course of its business. TXU Europe believes that all such other lawsuits and resulting claims would not have a material effect on its financial position, results of operations or cash flows.

       Financial guarantees - On May 19, 1998, TEG sold its US and Australian coal businesses and US energy marketing operations (Peabody
     Sale) prior to its acquisition by TXU Corp. TEG has guaranteed up to US$110 million (pounds 74 million) at December 31, 2000 of certain liabilities that may be incurred and payable by the purchasers of these businesses and operations with respect to the Peabody Holding Company
     Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

       TEG entered into various guarantees of obligations of affiliates of its former subsidiary Citizens Power LLC, arising under power purchase agreements and note purchase agreements in connection with various
     Citizens Power energy restructuring projects, as well as various indemnity agreements in connection with such projects. TXU Europe and TEG continue to be either the guarantor or the indemnifying party, as the case may be, under these various agreements.

18.  SEGMENTS

       TXU Europe has two major businesses, energy and networks, which are comprised of three reportable operating business segments.

       Each segment has been identified on the basis of the underlying nature of the business and its customer base and the different product or services offered. The segments are managed separately because each business requires different strategies and the corresponding necessary skill sets, e.g., engineering, portfolio management and customer services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

       The energy retail business segment provides electricity and gas to UK residential, industrial and commercial customers. It also has commenced retailing joint ventures in continental Europe. The portfolio trading and power (formerly the energy management and generation) business segment manages an integrated portfolio of contracts and physical gas and generation assets. The contracts include supplying the energy retail business with electricity and gas as well as contracts with third party energy retailers, traders and wholesalers. The networks business segment owns and manages the electricity distribution system, and its principal customer base is energy retail and other electricity suppliers. The other category consisted of two other businesses, metering and telecoms, which fell below the quantitative thresholds for determining reportable segments. The metering business was sold in 2000, and the telecoms business was sold in 1998. TXU Europe accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

       Beginning in 2000, as reflected in the tables below, the income contribution for each segment includes operating and other income on a US GAAP basis, before interest, income taxes, distributions and minority interests, and after deducting a notional charge for the cost of capital (income before interest). Amounts for the prior periods have been reclassified to conform to the new presentation.

       Capital/investment expenditures includes all items of capital and investment expenditures including European equity investments, but excludes proceeds on the sale of investments. The cost of capital is calculated as 0.5% per month on working capital and is eliminated on consolidation. Overhead costs, such as those incurred by the headquarters office and core costs related to information technology, and goodwill amortization are not allocated among the segments but are reflected in unallocated corporate costs.



                                  Portfolio
                                  Trading                              Intersegment
                         Energy     And    Total               All  Eliminations/
                         Retail    Power   Energy  Networks   Other  Reconciliation   Consolidate
                        --------  -------  ------- --------- ------- --------------   -----------
                                                         (pounds      million)
     Trade
     Revenues
            2000         2,155    2,349     4,504     371       17       (221)          4,671
            1999         2,219    1,425     3,644     429       18       (338)          3,753
          Dec-98         1,346      746     2,092     253       31       (211)          2,165
          May-98           262      145       407      53        6        (41)            425


     Contribution (a)
            2000            78      263       341     150       56        (30)(b)         517
            1999           (25)     409       384     175        4        (12)(c)         551
          Dec-98           (15)     218       203     100       48          9(d)          360
          May-98            (5)     (13)      (18)     21       (2)       (11)(e)         (10)

     Capital/Investment
       /Investment
       Expenditures
            2000             8      129       137     110        1        218             466
            1999            10      423       433     114        3        117             667
          Dec-98            21       61        82      82       17        214             395
          May-98             6        6        12      31       35          -              78




    Periods covered:
    2000 = Year ended December 31, 2000
    1999 = Year ended December 31, 1999
    Dec-98 = Period from formation through December 31, 1998
    May-98= Period from April 1, 1998 through May 18, 1998

   (a)The following is a reconciliation of contribution to amounts reflected in the income statement:



                                                            Period from
                                           Year Ended        Formation       Period From
                                            December 31,      Through       April 1, 1998
                                        -----------------    December 31,      Through
                                          2000      1999        1998         May 18, 1998
                                        -------    ------   -------------  --------------
                                                  (pounds  million)

     Total Contribution by segments        547       563         351              1
                                         -----     -----       -----           -----

     Cost of capital elimination           146       141          86             17
     Unallocated corporate costs          (176)     (153)        (77)           (28)
                                         -----     -----       -----           -----
     Total reconciling items               (30)(b)   (12)(c)      9(d)          (11)(e)
                                         -----     -----       -----           -----
     Income before interest,
       income taxes and
       minority interest                   517       551         360            (10)
                                         =====     =====       =====           ======


       Other information required to be disclosed by SFAS No. 131 is not presented because it is not readily available for presentation, and TXU Europe would incur excessive costs to develop such information.

       The accounting policies for the segments are the same as those described in the summary of significant accounting policies.

       Revenues are attributed to countries based on location of customers. There are no revenues for transactions with a single external customer that are 10% or more of TXU Europe's revenue. The Pool is not considered by TXU Europe to be an external customer, as all electricity generated is sold into the Pool and is subsequently repurchased from the Pool for resale.





                                                            Period from
                                           Year Ended        Formation       Period From
                                            December 31,      Through       April 1, 1998
                                        -----------------    December 31,      Through
                                          2000      1999        1998         May 18, 1998
                                        -------    ------   -------------  --------------
                                                  (pounds  million)
     Revenues
       UK                                4,377     3,691        2,150           422
       Other countries                     294        62           15             3
                                        ------    ------       ------        ------
     Total                               4,671     3,753        2,165           425
                                        ======    ======       ======        ======

                                      December 31,
                                 ----------------------
                                   2000          1999
                                 --------      --------
                                    (pounds  million)
     Long- lived assets:
     --------------------
     United  Kingdom              2,717          2,656
     Other countried                 64             62
                                 ------         ------
       Total                      2,781          2,718
                                 ======         ======


19.  QUARTERLY FINANCIAL INFORMATION - (UNAUDITED)

       In the opinion of TXU Europe, for the information below includes all adjustments (constituting only normal recurring accruals) necessary to a fair statement of such amounts.


                                                       Consolidated
                         Operating      Operating      Net   Income
                          Revenues        Income          (Loss)
                       -------------- --------------  --------------
     Quarter Ended      2000    1999   2000    1999    2000    1999
                       ------  ------  -----  ------  ------  ------
                                      (pounds  million)
     March 31           1,151   1,173    151     168      46     57
     June 30              821     813     86     120      32     19
     September 30       1,013     700     61      66      (2)    (5)
     December 31        1,686   1,067    145     189      44     67
                       ------  ------  -----   -----   -----  -----
                        4,671   3,753    443     543     120    138
                       ======  ======  =====   =====   =====  =====


    Reconciliation to previously reported amounts -

                                                        Quarter Ended
                                                       ---------------
                                                         March   June
                                                          31      30
                                                         2000    2000
                                                        ------  -----
                                                        pound millions
     Operating Income
     As reported                                          146     81
     Impact of:
       Change in depreciation                               5      5
                                                        -----   ----
     As restated                                          151     86
                                                        =====   ====
     Net Income:
     As reported                                           33     26
     Impact of:
       Cumulative effect of change in  depreciation         7      -
         method (net of tax)
       Change in depreciation                               4      4
       Change in minority interest                          2      2
                                                         ----   ----
     As restated                                           46     32
                                                         ====   ====

       In the quarter ended September 30, 2000, TXU Europe implemented a change in the depreciation method for its distribution system assets as of December 31, 1999. (See Note 3.) Results for the previous quarters of 2000 were restated to reflect the increase in net income resulting from the adoption of the new accounting method - pounds 1.3 million after-tax increase for the three months ended March 31, 2000 and pounds
    1.3 million after-tax increase for the three months ended June 30, 2000.

       Also in the quarter ended September 30, 2000, TXU Europe revised the estimated useful economic lives of its distribution system assets. The effect of the change in estimate is not significant for the quarter ended September 30, 2000 and is not expected to be significant on an annual basis.

       Minority interest - In the third quarter 2000, TXU Europe recalculated the minority interest in TXU Finance (No.2) Limited held by another subsidiary of TXU Corp. Results for the previous quarters of 2000 were restated to reflect the increase in net income resulting from the revisions in the minority interest calculations - pounds 2 million increase in each of the quarters ended March 31, 2000 and June 30, 2000, respectively.


20.  MISCELLANEOUS

       Restructuring costs - During 2000, TXU Europe recorded restructuring charges and other costs of approximately pounds 79 million pre-tax (pounds 55 million after-tax). Of this amount, pounds 72 million pre-tax (pounds 50 million after-tax) of restructuring costs were charged to operation and maintenance expense and the remainder was charged to depreciation expense.

       The restructuring costs were primarily a result of the creation of the 24seven joint venture and for certain other staff reorganizations. As of December 31, 2000, TXU Europe had recorded pre-tax redundancy costs of approximately pounds 35 million related to termination benefits for 958 employees that have accepted the benefits. In addition, other pre-tax restructuring charges consisted of pounds 16 million of asset writedowns and pounds 28 million of other exit costs. Further restructuring charges are expected to be incurred through the end of 2001. As of December 31, 2000, pounds 32 million of redundancy costs and pounds 11 million of other exit costs charged during the year then ended have been paid. Separate redundancy costs associated with the termination benefits of employees of the recently acquired Norweb Energi were included as liabilities assumed in the acquisition. (See
     Note 1.)

       Other income - net - Consists of the following for the periods indicated:




                                                            Period from
                                           Year Ended        Formation       Period From
                                            December 31,      Through       April 1, 1998
                                        -----------------    December 31,      Through
                                          2000      1999        1998         May 18, 1998
                                        -------    ------   -------------  --------------
                                                  (pounds  million)


   Dividends from cost investments           3        9            5            -
   Gain on sale of investments              36        -            -            -
   Gain on the sale of business             29        -           13            -
   Foreign currency transaction
     gain (loss)                             1       (8)           -            -
   Dividends from marketable
     securities                              6        2           26            -
   Equity in earnings of unconsolidated
     subsidiaries and joint ventures         6        -            -            -
   Hidrocantabrico offer costs              (7)       -            -            -
   Other                                     -        5            -            1
   Undistributed equity in
     earnings of TEG                         -        -            2            -
                                         -----    -----        -----        -----
       Total                                74        8           46            1
                                         =====    =====        =====        =====


       Accounts receivable - At December 31, 2000 and 1999 accounts receivable are stated net of uncollectible accounts of pounds 31 million and pounds 21 million, respectively. A provision for uncollectible accounts of pounds 21 million, pounds 17 million and pounds 11 million was recorded during the years ended December 31, 2000 and 1999 and for the period from formation through December 31, 1998, respectively. An additional pounds 8 million was added in 2000 relating to accounts receivable purchased in connection with the acquisition of Norweb Energi. TXU Europe did not realize any material recoveries during those periods. TXU Europe wrote off accounts receivable of pounds 19 million, pounds 18 million and pounds 3 million during the years ended December 31, 2000 and 1999 and for the period from formation through December 31, 1998, respectively. For the period from April 1, 1998 through May 18, 1998, TXU Europe recorded a provision for uncollectible accounts of pounds 2 million, did not realize any material recoveries and wrote off accounts receivable of pounds 1 million.


       Inventories -



                                             December 31,
                                          -------------------
                                           2000         1999
                                          ------       ------
                                            pounds  millions
Inventories - at average cost:
  Materials and supplies                     24           32
  Fuel stock                                 48           90
                                          -----        -----
                                             72          122
                                          =====        =====

       Goodwill - Goodwill is stated net of accumulated amortization of pounds 240 million in 2000 and pounds 138 million in 1999.

       Property, Plant and Equipment - consisted of:



                                                 December 31,
                                            --------------------
                                             2000          1999
                                            ------        ------
                                               (pounds  million)
     Electricity distribution system         1,341         1,227
     Electricity generating stations:
          Owned                                519           409
          Under capital lease                  775           775
     Upstream gas assets (sold in
       February 2001)                          144           145
     Other land and buildings                  104           105
     Plant and equipment                       296           319
     Accumulated depreciation                 (398)         (262)
                                            ------        ------
     Net property, plant and equipment       2,781         2,718
                                            ======        ======

       The net book value of electricity generating stations under capital lease was pounds 659 million and pounds 697 million at December 31, 2000 and 1999, respectively.

       Capitalized software costs totaling pounds 25 million and pounds 24 million as of December 31, 2000 and 1999, respectively, are included in plant and equipment. Amortization expense relating to software costs of pounds 4 million and pounds 2 million has been recorded in 2000 and 1999, respectively. No amortization expense was recorded in the periods prior to December 31, 1998. An additional pounds 4 million of software costs associated with businesses that had been sold was written off in 2000.

       Letters of credit - At December 31, 2000 and 1999, TXU Europe had outstanding letters of credit of pounds 281 million and pounds 3 million, respectively. The letters of credit at December 31, 2000 are primarily to cover the potential termination values on cross border leases and to an option to provide future energy sales.

       Cash flows - The following schedule details TXU Europe's cash-flow impact on certain investing activities:


                                                             Period from
                                            Year Ended        Formation       Period From
                                             December 31,      Through       April 1, 1998
                                         -----------------    December 31,      Through
                                           2000      1999        1998         May 18, 1998
                                         -------    ------   -------------  --------------
                                                   (pounds  million)


SUPPLEMENTAL CASH FLOW
DISCLOSURES:
Cash paid for interest                     273      253          223              5
Cash paid for income taxes                  28       19          137              -

NON-CASH TRANSACTIONS
Acquisition of Norweb Energi and
  Other Businesses:
    Fair value of assets acquired          302        -            -              -
    Fair  value  of  liabilities
      assumed                             (605)       -            -              -
    Goodwill                               622        -            -              -
                                        -------
        Net cash used                      319        -            -              -
                                        =======

Investment received in
  consideration for sale                    -         -           22              -
Consolidation of debt and related                                170
  investment on cross-border leases         -         -                           -
Issuance of loan notes upon
  acquisition of TEG                        -         -           85              -
Advances from TXU Corp. upon
  acquisition of TEG                        -         -          882              -



                                                   APPENDIX B

                     TXU EUROPE LIMITED
                 Exhibits to 2000 Form 10-K


        Previously
          Filed*
Exhibit With File     As
          Number    Exhibit

3(a)    333-82307    3(a)    -    Memorandum of Association of
         and 333-               TXU Eastern Funding Company.
         82307-1
3(b)    333-82307    3(b)    -    Articles of Association of
         and 333-               TXU Eastern Funding Company.
         82307-1
3(c)    333-82307    3(c)    -    Memorandum of Association of
         and 333-               TXU Europe Limited.
         82307-1
3(d)    333-82307    3(d)    -    New Articles of Association
         and 333-               of TXU Europe Limited.
         82307-1
4(a)    333-82307    4(a)    -    Indenture (For Unsecured
         and 333-               Debt Securities) dated May 1,
         82307-1                1999.
4(b)    333-82307    4(b)    -    Officer's Certificate
         and 333-               establishing 6.15% senior notes
         82307-1                due May 15, 2002 and 6.15%
                                exchange senior notes due May 15,
                                2002, with the forms of notes
                                attached thereto.
4(c)    333-82307    4(c)    -    Officer's Certificate
         and 333-               establishing 6.45% senior notes
         82307-1                due May 15, 2005 and 6.45%
                                exchange senior notes due May 15,
                                2005, with the forms of notes
                                attached thereto.
4(d)    333-82307    4(d)    -    Officer's Certificate
         and 333-               establishing 6.75% senior notes
         82307-1                due May 15, 2009 and 6.75%
                                exchange senior notes due May 15,
                                2009 with the forms of notes
                                attached thereto.
4(e)    333-82307    4(f)    -    Deposit Agreement with
         and 333-               respect to the senior notes and
         82307-1                the exchange senior notes.
4(f)     1-12833    4(rrr)   -    Amended and Restated Trust
        Form 10-K               Agreement, dated as of March 2,
          (1999)                2000, among TXU Business Services
                                Company, TXU Europe Limited, TXU
                                Europe CP, Inc., and The Bank of
                                New York, The Bank of New York
                                (Delaware), and the
                                Administrative Trustees of TXU
                                Europe Capital I.
4(g)     1-12833    4(sss)   -    Amended and Restated
        Form 10-K               Partnership Agreement of Limited
          (1999)                Partnership, dated as of March 2,
                                2000, of TXU Europe Funding I,
                                L.P.
4(h)     1-12833    4(ttt)   -    Preferred Trust Securities
        Form 10-K               Guarantee, dated as of March 2,
          (1999)                2000, between TXU Europe Limited
                                and The Bank of New York.
4(i)     1-12833    4(uuu)   -    Preferred Partnership
        Form 10-K               Securities Guarantee, dated as of
          (1999)                March 2, 2000, between TXU Europe
                                Limited and The Bank of New York.
4(j)     1-12833    4(vvv)   -    Indenture (for Unsecured
        Form 10-K               Subordinated Debt Securities),
          (1999)                dated as of March 2, 2000, among
                                Funding, TXU Europe Limited and
                                The Bank of New York.
4(k)     1-12833    4(www)   -    Officer's certificate, dated
        Form 10-K               as of March 2, 2000, establishing
          (1999)                the terms of the 9 3/4% Junior
                                Subordinated Deferrable Interest
                                Debentures, Series A, due March
                                2, 2020, of Funding.
4(l)     1-12833    4(xxx)   -    Deposit Agreement, dated as
        Form 10-K               of March 2, 2000, between The
          (1999)                Bank of New York and Funding.
4(m)     1-12833    4(yyy)   -    Indenture (for Unsecured
        Form 10-K               Subordinated Debt Securities)
          (1999)                dated as of March 2, 2000, among
                                TXU Europe Group, TXU Europe
                                Limited and The Bank of New York.
4(n)     1-12833    4(zzz)   -    Officer's Certificate, dated
        Form 10-K               as of March 2, 2000, establishing
          (1999)                the terms of the 9 3/4% Junior
                                Subordinated Deferrable Interest
                                Debentures, Series A, due March
                                2, 2020 of TXU Europe Group.
4(o)     1-12833     4(A)    -    Deposit Agreement, dated as
        Form 10-K               of March 2, 2020, between The
          (1999)                Bank of New York TXU Europe Group
                                plc.
4(p)     333-8008     4.1    -    Indenture, dated as of
           and                  October 16, 1997, among Energy
        333-8008-1              Group Overseas B.V. (EGO), The
                                Energy Group PLC and The Bank of
                                New York, as Trustee.
4(q)     333-8008     4.2    -    Form of 7.375% Series B
           and                  Guaranteed note of EGO due 2017.
        333-8008-1
4(r)     333-8008     4.3    -    Form of 7.500% Series B
           and                  Guaranteed note of EGO due 2027.
        333-8008-1
4(s)     1-12833     4(B)    -    Trust Deed relating to a
        Form 10-K               Euro 2,000,000,000 Euro Medium
          (1999)                Term Note Programme (EMTN
                                Program) between Funding, TXU
                                Europe Limited and the Law
                                Debenture Trust Corporation,
                                dated December 15, 1999.
4(t)     1-12833     4(C)    -    Pricing Supplement with
        Form 10-K               respect to pounds 225,000,000
          (1999)                7.25% Notes due 2030 issued
                                pursuant to the EMTN Program.

4(u)    001-15709    4(a)    -    Pricing Supplement with
        Form 10-Q               respect to pounds 100,000,000
         (Quarter               6.88% Notes due 2001 issued
          ended                 pursuant to the EMTN Program.
        September
        30, 2000)
4(v)    001-15709    4(b)    -    Pricing Supplement with
        Form 10-Q               respect to pounds 50,000,000
         (Quarter               7.25% Notes due 2030 issued
          ended                 pursuant to the EMTN Program.
        September
        30, 2000)
4(w)        -          -     -    Pricing Supplement, dated
                                November 27, 2000, with respect
                                to pounds 301,000,000 35 PUT 5
                                Resettable Securities due 2035
                                issued pursuant to the EMTN
                                Program.
4(x)        -          -     -    First Supplemental Trust
                                Deed, dated November 29, 2000,
                                with respect to pounds
                                301,000,000 35 PUT 5 Resettable
                                Securities due 2035 issued
                                pursuant to the EMTN Program.
4(y)        -          -     -    Remarketing Agreement, dated
                                November 29, 2000, relating to
                                the 35 PUT 5 Resettable
                                Securities due 2035 issued
                                pursuant to the EMTN Program.
10(a)    1-12833     10(a)   -    Facilities Agreement for
        Form 10-Q               pounds 1,275,000,000 Credit
         (Quarter               Facilities, dated March 24, 1999
          ended                 (Sterling Credit Agreement),
        March 31,               among TXU Europe Limited, TXU
          1999)                 Finance (No. 2) Limited, TXU
                                Acquisitions Limited, Chase
                                Manhattan Bank plc, Lehman
                                Brothers International (Europe),
                                Merrill Lynch Capital Corporation
                                and the other banks named
                                therein.
10(b)   001-15709    10(a)   -    Agreement dated August 23,
        Form 10-Q               2000, supplemental to the
         (Quarter               Sterling Credit Agreement
          ended
        September
        30, 2000)
10(c)   001-15709    10(b)   -    364-day Revolving Credit
        Form 10-Q               Agreement for pounds 300,000,000
         (Quarter               dated August 23, 2000, among TXU
          ended                 Europe Limited, Chase Manhattan
        September               plc, Chase Manhattan
        30, 2000)               International Limited and the
                                other banks named therein.
10(d)    1-12833     99(a)   -    Facility Agreement for
        Form 10-Q               pounds 250,000,000 Revolving
         (Quarter               Credit Facility, dated May 21,
          ended                 1998, among Eastern Electricity
        September               plc (EE), and Chase Manhattan
        30, 1998)               plc, Lehman Brothers
                                International and Merrill Lynch
                                Capital Corporation as Joint Lead
                                Arrangers, and The Chase
                                Manhattan Bank, Lehman Commercial
                                Paper Inc. and Merrill Lynch
                                Capital Corporation as
                                Underwriters.
10(e)    1-14576     3.10    -    Deed of Assignment of Rents,
        Form 20-F,              dated as of October 28, 1996,
          dated                 among EMPL (EMPL), Eastern Group
         January                Finance Limited, Barclays Bank
         27, 1997               PLC (as agent) and the banks
                                listed therein.
10(f)    1-14576     3.12    -    Guarantee and Indemnity
        Form 20-F,              Deed, dated as of October 28,
          dated                 1996, among Eastern Group,
         January                Eastern Generation Limited (EGL),
         27, 1997               EE, Barclays Bank PLC, Barclays
                                De Zoete Wedd Limited, and the
                                other banks listed therein.
10(g)   333-82307   10(f)-2  -    Amendment dated July 17,
         and 333-               1998 to the Guarantee and
         82307-1                Indemnity Deed, dated as of
                                October 28, 1996, among Eastern,
                                EGL, EE, Barclays Bank PLC,
                                Barclays De Zoete Wedd Limited,
                                and the other banks listed
                                therein.
10(h)   333-82307   10(f)-3  -    Amendment dated March 11,
         and 333-               1999 to the Guarantee and
         82307-1                Indemnity Deed dated as of
                                October 28, 1996 (as amended and
                                restated on July 17, 1998), among
                                Eastern Group, EGL, EE, Barclays
                                Bank PLC, Barclays De Zoete Wedd
                                Limited, and the other banks
                                listed therein.
10(I)    1-14576     3.11    -    Standby Credit Facility
        Form 20-F,              Agreement, dated as of October
          dated                 28, 1996, among EMPL and Eastern
         January                Merchant Generation Limited
         27, 1997               (EMGL) (as borrowers), Eastern
                                Group and EGL (as guarantors),
                                EE, The Industrial Bank of Japan,
                                Limited (as arranger and agent),
                                The Bank of Nova Scotia, the Dai-
                                ichi Kangyo Bank, Limited, The
                                Royal Bank of Scotland plc and
                                Societe Generale (as co-
                                arrangers), and the financial
                                institutions listed therein.
10(j)   333-82307   10(g)-1  -    Supplemental Agreement dated
         and 333-               July 17, 1998 to the Standby
         82307-1                Credit Facility dated October 28,
                                1996 among EMPL and EMGL (as
                                borrowers), Eastern and EGL (as
                                guarantors), EE, Barclays Capital
                                and The Royal Bank of Scotland
                                plc (as arrangers), The Bank of
                                Nova Scotia, Bayerische
                                Landesbank Girozentrale, The Dai-
                                Ichi Kangyo Bank, Limited, Den
                                Danske Bank Aktieselskab,
                                Nationsbank, N.A., Royal Bank of
                                Canada Europe Limited, The
                                Toronto-Dominion Bank and
                                Westdeutsche Landesbank
                                Girozentrale (as co-arrangers),
                                The Royal Bank of Scotland plc
                                (as agent), and the financial
                                institutions listed therein.
10(k)   333-82307   10(g)-2  -    Amendment dated March 11,
         and 333-               1999 to the Supplemental
         82307-1                Agreement dated July 17, 1998 to
                                the Standby Credit Facility dated
                                October 28, 1996 among EMPL and
                                EMGL (as borrowers), Eastern and
                                EGL (as guarantors), EE, Barclays
                                Capital and The Royal Bank of
                                Scotland plc (as arrangers), The
                                Bank of Nova Scotia, Bayerische
                                Landesbank Girozentrale, The Dai-
                                Ichi Kangyo Bank, Limited, Den
                                Danske Bank Aktieselskab,
                                Nationsbank, N.A., Royal Bank of
                                Canada Europe Limited, The
                                Toronto-Dominion Bank and
                                Westdeutsche Landesbank
                                Girozentrale (as co-arrangers),
                                The Royal Bank of Scotland plc
                                (as agent), and the financial
                                institutions listed therein.
10(l)   333-82307    10(h)   -    Pooling and Settlement
         and 333-               Agreement dated 30 March 1990, as
         82307-1                amended as of 15 April 1999,
                                among EE, National Grid Company
                                plc and other parties.
10(m)   333-82307    10(i)   -    Master Connection and Use of
         and 333-               System Agreement dated as of 30
         82307-1                March 1990 among the National
                                Grid Company plc and its users
                                (including EE).
10(n)   333-82307    10(j)   -    Lease of land and premises
         and 333-               known as West Burton, Ironbridge
         82307-1                and Rugeley B Power Stations
                                dated 27 June  1996 from National
                                Power PLC to EMPL and Eastern.
10(o)   333-82307    10(k)   -    Sublease of land and
         and 333-               premises known as West Burton,
         82307-1                Ironbridge and Rugeley B Power
                                Stations dated 27 June  1996 from
                                EMPL to EMGL and Eastern.
10(p)   333-82307    10(l)   -    Lease of commercial premises
         and 333-               at High Marnham, Newark,
         82307-1                Nottinghamshire dated 2 July 1996
                                between PowerGen plc and EMPL.
10(q)   333-82307    10(m)   -    Underlease of commercial
         and 333-               premises at High Marnham, Newark,
         82307-1                Nottinghamshire dated 2 July 1996
                                between EMPL and EMGL.
10(r)   333-82307    10(n)   -    Lease of commercial premises
         and 333-               at Drakelow, Burton-on-Trent,
         82307-1                Staffordshire dated 2 July 1996
                                between PowerGen plc and EMPL.
10(s)   333-82307    10(o)   -    Underlease of commercial
         and 333-               premises at Drakelow, Burton-on-
         82307-1                Trent, Staffordshire dated 2 July
                                1996 between EMPL and EMGL.
12(a)                        -    Computation of Ratio of
                                Earnings to Fixed Charges for TXU
                                Europe Limited for the years
                                ended December 31, 2000 and 1999,
                                and the period from formation
                                through December 31, 1998.
12(b)   333-82307    12(b)   -    Computation of Ratio of
         and 333-               Earnings to Fixed Charges for TXU
         82307-1                Europe Group plc and Subsidiaries
                                (formerly Eastern Group plc and
                                Subsidiaries) (US GAAP basis).
16      333-82307-    16     -    Letter re: change in
         1   Form               certifying accountant.
           10-K
          (1999)


          *    Incorporated herein by reference.
6902: