Form 10-Q
period 2001-03-31
TXU EUROPE LTD
filed 2001-05-14
CIK 1088691

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549



                           FORM 10-Q


  (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934



         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001



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

 Yes _x__   No___


Common  Stock  outstanding  at May  11,  2001  -  2,455,705,299 shares, at US$1 par value, and 100 deferred shares, at pounds 1 par value.

                       TABLE OF CONTENTS

Part I. Financial information                                      Page


       Item 1.  Financial Statements

            Condensed Statements of Consolidated Income -
            Three Months Ended March 31, 2001 and 2000 .............  2

            Condensed  Statements of Consolidated Comprehensive
            Income - Three Months Ended March 31, 2001 and 2000 ....  3

            Condensed Statements of Consolidated Cash Flows -
            Three Months Ended March 31, 2001 and 2000 .............  4

            Condensed Consolidated Balance Sheets -
            March 31, 2001 and December 31, 2000 ...................  5

            Notes to Financial Statements ..........................  6

            Independent Accountant's Report ........................ 16


       Item 2. Management's  Discussion  and  Analysis   of
               Financial Condition and Results of Operations ....... 17


       Item 3. Quantitative and Qualitative Disclosures  About
               Market Risk ......................................... 25

Part II. Other Information

       Item 1. Legal Proceedings ................................... 25

       Item 6. Exhibits  and  Reports  on  Form  8-K................ 25

Signatures ......................................................... 26

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   TXU EUROPE LIMITED AND SUBSIDIARIES
              CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                (Unaudited)



                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                      2001               2000
                                                   ----------         ----------
                                                         (pounds  million)
Operating Revenues .................................   2,305              1,151
                                                     -------            -------
Operating Expenses
  Energy purchased for resale and fuel consumed ....   1,837                763
  Operation and maintenance ........................     214                177
  Depreciation and other amortization ..............      45                 38
  Goodwill amortization ............................      31                 22
                                                     -------            -------
    Total operating expenses .......................   2,127              1,000
                                                     -------            -------
Operating Income ...................................     178                151
Other Income  - Net ................................       7                  1
                                                     -------            -------
Income Before Interest, Income Taxes, Distributions
  and Minority Interest ............................     185                152
Interest Income ....................................      12                 16
Interest Expense ...................................     105                 89
                                                     -------            -------
Income Before Income Taxes, Cumulative Effect of
 Change in Accounting, Distributions and
 Minority Interest .................................      92                 79

Income Tax Expense .................................      38                 34
                                                     -------            -------
Income Before Cumulative Effect of Change in
 Accounting,Distributions and Minority Interest.....      54                 45

Cumulative Effect on Prior Years (to December 31,
 1999) of Change in Depreciation Method (Net of
 pounds 3 million tax effect) ......................       -                  7

Distributions on Preferred Securities of
Subsidiary Perpetual Trust .........................      (3)                (1)

Minority Interest ..................................     (10)                (5)
                                                     -------            -------
Net Income .........................................      41                 46
                                                     =======            =======

See Notes to Financial Statements.

                                  2

              TXU EUROPE LIMITED AND SUBSIDIARIES
   CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                          (Unaudited)



                                                    Three Months
                                                       Ended
                                                     March 31,
                                              ---------------------
                                                 2001        2000
                                               -------     -------
                                                 (pounds million)
Net Income .................................      41         46
                                               ------      -----
Other Comprehensive Income (Loss)
  Net change during period, net of tax
    effects:
    Unrealized holding gains on investments
      classified as available for sale .....      38         34

    Cumulative currency translation
      adjustment ...........................       1         (1)

    Cash flow hedges (Changes due to
      adoption of SFAS No. 133):
      Cumulative transition adjustment as
        of January 1, 2001 .................     (72)         -
      Net change in fair value of
        derivative gains (losses) ..........     (15)         -
      Amount realized in earnings during
        the period .........................       6          -
                                               ------      -----
      Total ................................     (42)        33
                                               ------      -----
Comprehensive Income (Loss) ................      (1)        79
                                               ======      =====



See Notes to Financial Statements.

              TXU EUROPE LIMITED AND SUBSIDIARIES
        CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Unaudited)

                                                              Three Months
                                                            Ended March 31,
                                                           -----------------
                                                             2001      2000
                                                           -------   -------
                                                            (pounds million)
Cash Flows - Operating Activities
  Net income .............................................     41        46
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Cumulative effect of change in
      accounting principle ...............................      -       (10)
    Less - Gain on sale of assets ........................     (7)        -
    Depreciation and amortization ........................     76        60
    Deferred income taxes ................................     28        16
    Minority interest ....................................     10         5
    Changes in operating assets and liabilities ..........   (141)       65
    Other ................................................     21       (11)
                                                           -------    ------
      Cash provided by operating activities ..............     28        171
                                                           -------    ------
Cash Flows - Investing Activities
  Capital expenditures ...................................    (45)      (46)
  Acquisition of business ................................   (145)        -
  Proceeds from sale of assets ...........................     97         -
  Investments ............................................     (9)       (3)
                                                           -------    ------
      Cash used in investing activities ..................   (102)      (49)
                                                           -------    ------

Cash Flows - Financing Activities
  Net borrowings under the:
    Sterling credit facility - Tranche B .................     34        26
    EMTN Note ............................................      -       225
    Other long-term debt .................................      6        29
  Issuance of preferred securities of
    subsidiary perpetual trust ...........................      -        95
  Retirements of:
    Sterling credit facility - Tranche B .................     (4)     (105)
    Other long-term debt .................................   (370)     (142)
  Change in notes payable - banks ........................    (30)        7
  Change in other short-term loans .......................      1       (46)
  Other...................................................      -        (4)
  Debt financing costs ...................................     (1)       (5)
                                                           -------    ------
      Cash provided by (used in)
         financing activities ............................   (364)       80
                                                           -------    ------
Effect Of Exchange Rates On Cash And Cash
  Equivalents ............................................     (1)        -
                                                           -------    ------
Net Change In Cash And Cash Equivalents ..................   (439)      202

Cash And Cash Equivalents - Beginning Balance ............    663       285
                                                           -------    ------
Cash And Cash Equivalents - Ending Balance ...............    224       487
                                                           =======    ======

See Notes to Financial Statements.

                                  4

              TXU EUROPE LIMITED AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,
                                                      2001      December31,
                                                   (Unaudited)     2000
                                                  ------------  -----------
                                                       (pounds million)
ASSETS
Current Assets
  Cash and cash equivalents ....................       224          663
  Accounts receivable ..........................       882          743
  Inventories - at average cost ................        64           72
  Merchant energy trading assets ...............       503          585
  Prepayments and other current assets .........        95           97
                                                   -------      -------
    Total current assets .......................     1,768        2,160
                                                   -------      -------
Investments
  Restricted cash ..............................       698          672
  Other.........................................       742          695
                                                   -------      -------
    Total investments ..........................     1,440        1,367
                                                   -------      -------
Property, Plant and Equipment - Net ............     2,867        2,781
Goodwill .......................................     4,017        3,945
Merchant Energy Trading Assets .................       297          121
Derivative Assets ..............................       274            -
Deferred Debits and Other Assets ...............       460          670
                                                   -------      -------
        Total                                       11,123       11,044
                                                   =======      =======

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Notes payable - banks ........................       484          525
  Long-term debt due currently .................       509          862
  Short-term loans on accounts receivable ......         5            5
  Accounts payable:
    Trade ......................................       740          712
    Affiliates .................................        52           52
  Merchant energy trading liabilities ..........       428          571
  Interest and taxes accrued ...................       103           78
  Other current liabilities ....................       192          166
                                                   -------      -------
    Total current liabilities ..................     2,513        2,971
                                                   -------      -------
Accumulated Deferred Income Taxes ..............       505          467
Provision for Unfavorable Contracts ............       541          573
Merchant Energy Trading Liabilities ............       287           81
Derivative Liabilities .........................       171            -
Other Deferred Credits and Noncurrent
  Liabilities ..................................       240          320
Long-term Debt, Less Amounts due
  Currently ....................................     4,670        4,480
Preferred Securities of Subsidiary
  Perpetual Trust ..............................        95           95
Minority Interest ..............................       303          258
Contingencies (Note 9 )
Shareholder's Equity
  Common stock (authorized  - 3,000,000,000
    shares at US$1 par and 100 deferred
    shares at pounds 1 par; issued and
    outstanding -  2,455,705,299 shares and
    100 deferred shares)........................     1,467        1,467
  Retained earnings ............................       374          333
  Accumulated other comprehensive income (loss).       (43)          (1)
                                                   -------      -------
    Total shareholder's equity .................     1,798        1,799
                                                   -------      -------
        Total ..................................    11,123       11,044
                                                   =======      =======

See Notes to Financial Statements.

                                     5

                           TXU EUROPE LIMITED
                        Notes to Financial Statements

1.  BUSINESS, ACQUISITIONS AND DISPOSITIONS

   TXU Europe Limited (TXU Europe) is an indirect, wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a global energy services holding company that is engaged in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; and merchant energy trading, energy services, telecommunications and other businesses, primarily in the United States (US), Europe and Australia. TXU Europe is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations. Almost all of TXU Europe's operating income is derived from, and consolidated assets are held by, TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries.

   Beginning   in  the  first  quarter  of  2001,  TXU   Europe
undertook an internal reorganization of its businesses to reflect a single energy business concept for the management of its energy activities in a consistent manner in its different geographical areas. As a result, there are only two reporting operating segments for TXU Europe:

   ENERGY   -  which  consists  of  the  former  energy  retail
      business and the former portfolio trading and power business segments. The new single energy business manages the integrated portfolio of generation assets and contracts and retail customer base within separate geographical areas - the UK and continental Europe, which comprises Central Europe, the Nordic region and Germany; and

   NETWORKS  -  which owns, manages and, through  its  networks
      management   joint   venture  (24seven),   operates   its
      electricity distribution system in the UK.

   UK energy operations are carried out principally through TXU Europe Group's subsidiaries, Eastern Electricity plc (Eastern Electricity) (which also owns the networks electricity distribution system), Eastern Energy Limited (which, along with Norweb Energi, supplies customers in areas outside of Eastern Electricity's traditional service area), Eastern Natural Gas (Retail) Limited, TXU Europe Power Ltd (and its subsidiaries) and TXU Europe Energy Trading Ltd.

   Merchant  energy  trading  in Central  European  markets  is carried  out  through  TXU Europe Energy Trading  BV  (and  its
subsidiaries),   primarily   in   Germany,   the   Netherlands,
Switzerland and Spain.

   Nordic operations are carried out through TXU Nordic Energy Oy (a joint venture with Pohjolan Voima Oy (PVO), Finland's second largest electricity generator) which trades energy on Nordic markets, has access to hydro generation at Svartisen and Kobbelv in Norway and participates in distribution and retail markets through joint ventures, especially Savon Voima Oyj
(SVO).

   Operations  in Germany were further expanded when Stadtwerke
Kiel AG (Kiel AG), a German municipal utility, was acquired.

   On January 8, 2001, TXU Europe completed the acquisition of 51% of Kiel AG for pounds 145 million. The acquisition of Kiel AG was accounted for as a purchase business combination. At the date of acquisition, Kiel AG had sterling equivalent assets of pounds 121 million and liabilities of pounds 82 million. The process of determining the fair value of assets and liabilities of Kiel AG continues but is expected to be completed within one year of the acquisition date. TXU Europe's latest estimate of goodwill is pounds 106 million, which is being amortized over 40 years. This amount is subject to further revision as
additional  information  becomes  available.  The  results   of
operations of Kiel AG are reflected in the consolidated financial statements from the January 8, 2001 acquisition date. Pro forma information for the three months ended March 31, 2001 and 2000, reflecting the acquisition of Kiel AG, would not be significantly different from reported amounts.

   Under  the  terms of the purchase agreement, TXU Europe  has the  unilateral  right to make further capital  investments  in
                                6

Kiel AG for specified business development purposes and may, in the process, acquire additional shares, in a new share offering that is made to all shareholders. If the City of Kiel chooses not to participate in such an offering, its current holdings of 49% of Kiel AG could be diluted down to a residual holding of 25.1%.

   The purchase agreement further provides that if the holdings of the City of Kiel exceed 25.1% on the later date of January 8, 2006 or five years after participation by the City of Kiel in a new capital issue, the City of Kiel may require TXU Europe to purchase all, but not less than all, of those holdings in excess of 25.1%. The City of Kiel's option may be exercised during the two year period after it becomes exercisable at a price per share equal to the fair value (commercial value) of a Kiel AG share on the exercise date, as independently assessed by an investment bank.

   On May 1, 2001, Kiel AG acquired all of the share capital of Ares Energie GmbH (Ares) for approximately 24 million
Deutsche marks (pounds 8 million).

   In January 2001, TXU Europe entered into a commitment to sell its 19.2% interest in Hidroelectrica del Cantabrico, SA (Hidrocantabrico) to a consortium led by Electricidade de Portugal S.A., a Portuguese utility company, and Spanish savings bank Caja de Ahorro de Asturias (Cajastur) for euros 24 per share. TXU Europe waived the pre-emption rights it had over 4.9% of the stock in Hidrocantabrico held by Electrabel SA (Electrabel), an electricity company in Belgium. On April 20, 2001, TXU Europe received net proceeds from the sale of euros 522 million (pounds 320 million), realizing a pre-tax profit of pounds 50 million.

   In February 2001, TXU Europe finalized the sale of its interest in the North Sea gas fields for pounds 138 million as a result of its ongoing review of its program to reposition its energy portfolio. TXU Europe received net cash proceeds of pounds 97 million and recognized a net pre-tax gain of pounds 7 million, which has been recorded in Other Income - Net.

   On August 3, 2000, TXU Europe purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc), for total consideration, including direct costs of the acquisition, of pounds 340 million. The transaction also included the assumption of certain of Norweb Energi's obligations, including its power purchase agreements, which have been integrated into TXU Europe's energy portfolio.

   The acquisition of Norweb Energi was accounted for as a purchase business combination. The process of determining the fair value of assets and liabilities of Norweb Energi has not been completed. The latest estimate of goodwill is pounds 622 million which is being amortized over 20 years. This amount is subject to further revision as additional information becomes available, primarily relating to exit costs and other liabilities assumed at acquisition. The final determination of the purchase accounting adjustments requires additional information and analysis, which is ongoing and is expected to be completed within one year of the acquisition date.

   The results of operations of Norweb Energi are reflected in the consolidated financial statements of TXU Europe from the August 3, 2000 effective date of the acquisition. The following summary of unaudited pro forma consolidated results of TXU Europe's operations reflect the acquisition of Norweb Energi as though it had occurred at the beginning of the comparable period of 2000.

                                               Pro Forma
                                              Three Months
                                                 Ended
                                               March 31,
                                                  2000
                                             -------------
                                             (pounds million)

        Operating Revenues ..................    1,478
        Operating Income ....................      177
        Net Income...........................       56

   The pro forma results above are not necessarily indicative of what the actual results would have been had the acquisition actually occurred at the beginning of the period. Further, the pro forma amounts are not intended to be a projection of future results of the combined companies. In particular, the above amounts do not take into account the expected impact Norweb Energi would have on the timing of earnings from the UK electricity portfolio across the year such that profits in the first and fourth quarters are reduced, with a more than offsetting increase in the second and third quarters. This arises from constant retail customer prices throughout the year compared with more seasonal wholesale contracts and spot prices.

2.   SIGNIFICANT ACCOUNTING POLICIES

   The condensed consolidated financial statements of TXU Europe and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, except for the adoption of the new accounting standard discussed below, on the same basis as the audited financial statements included in its 2000 Annual Report on Form 10-K. In the opinion of TXU Europe's management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the US Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications.

   Unless otherwise indicated, all amounts in the financial statements and notes to financial statements are stated in millions of UK pounds sterling.

3.   NEW ACCOUNTING STANDARDS

Change in Accounting - SFAS No. 133 Implementation

   On January 1, 2001, TXU Europe adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June
2000). All derivatives held by TXU Europe have been accounted for pursuant to SFAS No. 133 requirements. TXU Europe enters into derivative transactions within its merchant energy trading activities, which are accounted for on the mark-to-market accounting method. These derivatives have been entered into with the objective of generating profits on, or from exposure to, shifts or changes in market prices. TXU Europe also enters into derivative transaction to hedge market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. TXU Europe has designated, documented and assessed those derivative hedging relationships, the majority
                                8
of which are cash-flow hedges that require TXU Europe to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income for the portion of the hedge that is effective, according to a method prescribed by SFAS No. 133 in offsetting changes in fair value of the hedge item. Ineffectiveness is recorded in earnings.

   Interest Rate Risk Management - TXU Europe enters into derivatives to manage exposures to the market risk inherent in fixed rate debt securities and the cash flow risk inherent in variable rate securities. Derivative instruments that are used as part of TXU Europe 's interest-rate risk-management strategy include interest-rate swaps, forward rate agreements, and options contracts. TXU Europe uses derivatives to convert a portion of its variable-rate debt to fixed rates. The resulting cost of funds is lower than it would have been had fixed-rate borrowings been issued directly. Substantially all of these derivatives are designated as cash-flow hedges.

   Foreign Currency Risk Management - TXU Europe has exposure to foreign currency risks, primarily with the US dollar and other foreign currency (non-UK pound sterling) denominated transactions. TXU Europe has accessed the US capital markets and issued US dollar denominated obligations. TXU Europe enters into currency swaps, options and forwards, where appropriate, to manage foreign currency exposures on foreign currency-denominated transactions. Substantially all of these derivatives are designated as cash flow hedges.

   TXU Europe has numerous investments in foreign subsidiaries, and the net assets and earnings of these subsidiaries are exposed to currency exchange-rate volatility. Through March 31, 2001, TXU Europe has not entered into derivative transactions to hedge its material net investment in foreign operations, but has used foreign currency-denominated debt as the hedge. On April 30, 2001, TXU Europe entered into a foreign currency swap which has been designated as a hedge of the net investment in a foreign company.

   Energy Price Risk Management - TXU Europe's electricity and gas operations expose it to market risk related to those commodities. TXU Europe's hedging activities for its energy business are concentrated in the UK. Operations in continental Europe are mainly associated with its merchant energy trading activity, but TXU Europe also trades in the UK market.

   Prior to the implementation of the New Electricity Trading Arrangements (NETA) on March 27, 2001, almost all electricity generated in England and Wales had to be sold to the wholesale trading market for electricity, commonly known as the Pool. In turn, electricity suppliers generally had to buy electricity from the Pool for resale to their customers. Even groups which are both generators and licensed suppliers, like TXU Europe, in most circumstances, had to act through the Pool to sell all the electricity they generate and to purchase all electricity they sold to customers. Prices for electricity were set by the Pool for each half hour based on bids of generators and a complex set of calculations designed to match supply and demand.

   Since the price of electricity purchased from the Pool was volatile, TXU Europe was therefore exposed to the risk arising from the differences between the fixed price at which it sold electricity to customers and the variable prices at which it bought electricity from the Pool. TXU Europe's objective for hedging its UK energy portfolio was to limit to acceptable levels, the exposure of TXU Europe to fluctuations in wholesale energy prices, so far as this affected the sale to retail customers of electricity from generating assets and the purchase of electricity (and gas) for resale to such customers.

   TXU Europe's generation business provided a physical hedge to this risk as it was exposed to Pool price fluctuations from selling electricity into the Pool. TXU Europe's overall exposure to those risks was managed by the merchant energy trading business which maintained energy price exposures to within a limit set by the TXU Europe Board and also entered into derivatives to hedge the portfolio. The derivatives used were mainly contracts for differences and electricity forward agreements but also involved other contractual arrangements, which were all principally variable for fixed swaps.
                                9

   Impact of NETA - NETA was implemented in the UK on March 27, 2001. NETA provides those companies wishing to buy and sell electricity the freedom to enter into directly negotiated contracts instead of having to trade through the Pool. Under the new arrangements, bulk electricity will be traded on one or more exchanges and through a variety of bilateral and physical contracts. Market participants include not only generators and suppliers but also traders, such as energy wholesalers, with physical positions. Accordingly, implementation of NETA has eliminated the Pool. Some of the derivative contracts used to hedge exposure to changes in the Pool prices have been renegotiated into bilateral contracts and are now considered to be "normal purchase" contracts, thus removing them from SFAS No. 133 classification as cash-flow hedges. As a result, these contracts have been removed from designation as cash flow hedges and have been removed from other comprehensive income.

   TXU Europe's strategy to manage its energy commodity price risk is to balance the retail load profile with physical and financial commodity contracts in a designated order up to a desired amount of forecasted purchases and sales and to
designate  them  as  cash-flow  hedges.   TXU  Europe  uses   a
combination of physical and financial contracts including short- and long-term power purchase and sale agreements, contracts for
differences,  electricity  forward  agreements,   fuel   supply
contracts and other contracts in managing these risks.

   Financial  Impact  -  TXU  Europe  formally  documents   all
relationships between hedging instruments and hedged items,  as
well   as  its  risk-management  objective  and  strategy   for
undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-
flow   or  foreign-currency  hedges  to  specific  assets   and
liabilities   on  the  balance  sheet  or  to   specific   firm
commitments or forecasted transactions. The maximum term over which TXU Europe hedges its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is 26 years. Amounts are removed from other comprehensive income as the underlying transactions occur.

   In accordance with the transition provisions of SFAS No. 133, TXU Europe recorded, as of January 1, 2001, a cumulative effect of pounds 72 million after-tax as a decrease to other comprehensive income to recognize the fair value of all derivatives effective as cash-flow hedging instruments.

   Essentially all of the terms of TXU Europe's derivatives match the terms of the underlying hedged item. As a result TXU Europe experienced minimal hedge ineffectiveness of pounds 0.4 million (reported as Interest Expense), which represented the total ineffectiveness of all cash-flow hedges, mainly from treasury hedges. There was no ineffectiveness on the cash flow hedges of the energy derivatives. Also, pounds 0.5 million of net derivatives gains/losses were realized in interest expense as a result of the discontinuance of cash-flow hedges related to certain forecasted treasury transactions that are not likely to occur.

   As of March 31, 2001, pounds 120 million of net losses included within the net gains/losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified into earnings during the next twelve months. The amounts expected to be reclassified are affected by a deterioration of near-term prices resulting from the uncertainty that NETA has brought to the industry and its market place. This amount represents the projected value of the hedge over the next twelve months relative to what would be recorded had the hedge transaction not been entered into. The amount is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the presence of cash-flow hedges.

   Ongoing implementation issues being addressed by the Derivatives Implementation Group (DIG) may affect the application of SFAS No. 133. In its normal course of business, TXU Europe enters into commodity contracts that include options to buy or sell certain volumes of the underlying commodity. TXU Europe and its customers use these contracts to provide some of their commodity requirements. TXU Europe evaluated these contracts and determined that they qualified for the normal purchases and sales exception provided by SFAS No. 133. In October 2000, the DIG reached a tentative conclusion that option contracts do not qualify for such exception. In April 2001, the Financial Accounting Standards Board approved this
                                10
tentative conclusion, and these contracts will be required to be accounted for as derivatives commencing July 1, 2001. TXU Europe is evaluating the impact of this decision.

   There are a number of issues pending before the DIG that may have an impact on the application of SFAS No. 133.
Management is unable to predict the ultimate outcome of these issues.

   The effect on net income for the three months ended March 31, 2001 from implementing SFAS No. 133 has not been significant. The majority of derivative contracts are merchant energy trading derivatives and already were being marked-to-market. The remaining derivatives identified are designated as, and are effective as, cash flow hedges, with changes in the fair value of derivatives reflected in other comprehensive income.

     SFAS No. 140 Implementation - SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for TXU Europe for transfers on or after April 1, 2001. SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and required disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. TXU Europe's sale of receivables program has been determined to be compliant with the requirements of SFAS No. 140 and therefore will not be impacted by the adoption of this standard.

4.   CHANGE IN ACCOUNTING PRINCIPLE - DEPRECIATION

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

   Results for the first quarter of 2000 were restated to reflect the increase in net income resulting from the adoption of the new accounting method. The effect of the change for the quarter ended March 31, 2000 was to increase net income by pounds 4 million (after a reduction for income taxes of pounds 2 million).

5.   RESTRUCTURING CHARGES AND OTHER COSTS

   During the three months ended March 31, 2001 and 2000, TXU Europe recorded restructuring charges and other costs of approximately pounds 16 million and pounds 43 million pre-tax (pounds 11 million and pounds 32 million after-tax), respectively. Included in the costs for 2000 was pounds 6 million of costs associated with the offer for Hidrocantabrico, recorded in Other Income - Net. The majority of the remaining costs consisted of asset writedowns and other exit and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits), primarily a result of contracting TXU Europe's customer service operations to Vertex Data Science Limited, the creation of the 24seven joint venture and certain other staff reorganizations.

   For the three months ended March 31, 2001, pre-tax restructuring charges consisted of redundancy costs of approximately pounds 4 million related to termination benefits for 31 employees that had accepted the benefits, pounds 8 million of asset writedowns and pounds 4 million of other exit costs. For the three months ended March 31, 2000, pre-tax restructuring costs consisted of redundancy costs of approximately pounds 15 million related to voluntary termination benefits for 296 employees that have accepted the benefits, pounds 7 million for asset writedowns and pounds 15 million of other exit costs. All of these costs, except the asset writedowns which were charged to depreciation expense, have been recorded in operation and maintenance expense.
                                11

   During the three months ended March 31, 2001, pounds 4 million of redundancy costs and pounds 2 million of other exit costs charged during the three months then ended have been paid. There were no payments made during the three months ended March 31, 2000.

6.   SHORT-TERM FINANCING

   Short-term Facilities - In January 2001, TXU Europe borrowed an additional euros 182 million (pounds 115 million) at 5.54% per annum under its pounds 300 million 364-day revolving credit facility, as part of the financing to acquire Kiel AG. Also in January 2001, the pounds 150 million Eastern Electricity revolving credit balance was repaid. As of March 31, 2001, short-term borrowings aggregated pounds 489 million with a weighted average annual interest rate of 5.4%.

   On April 30, 2001, TXU Europe repaid the 1.3 billion Czech Koruna (CzK) (pounds 23 million) outstanding under the short-term CzK facility and the facility expired. This short-term borrowing had been used to hedge the net investment in a CzK - denominated company (Teplarney Brno). TXU Europe then entered into a foreign currency derivative to serve as the replacement hedge of this investment.

   Accounts Receivable Securitization - TXU Europe has facilities with a commercial bank to provide financing through trade accounts receivable whereby Eastern Electricity may sell up to pounds 300 million of its electricity receivables and TXU Finance may borrow up to an aggregate of pounds 275 million, collateralized by future receivables of Eastern Electricity, through a short-term note issue arrangement. The program has an overall limit of pounds 550 million.

   Eastern Electricity continually sells additional receivables to replace those collected. During the three months ended March 31, 2001, Eastern Electricity sold pounds 612 million in receivables under the program. Such sales resulted in no gain or loss. Under the program, Eastern Electricity has a receivables servicing obligation but does not incur a measurable asset or liability. At March 31, 2001, accounts receivable of Eastern Electricity were reduced by pounds 204 million under the program and pounds 5 million of future receivables sold were reflected as other short-term loans on the balance sheet. These borrowings bear interest at an annual rate, which was 5.60% at March 31, 2001, based on commercial paper rates plus a margin.

7.   LONG-TERM DEBT

   Lines of Credit - At March 31, 2001, TXU Europe and TXU Finance (No. 2) Limited (TXU Finance) had a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). As of March 31, 2001, the Sterling Credit Agreement provided for borrowings of up to pounds 1.075 billion and had two facilities: a pounds 750 million term facility and a pounds 325 million revolving credit facility (Tranche B), both of which terminate on March 2, 2003. The Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. In January 2001, in connection with the acquisition of Kiel AG, TXU Europe borrowed an additional euros 47 million (pounds 30 million) under Tranche
B. As of March 31, 2001, pounds 750 million of borrowings were outstanding under the term facility at an interest rate of 6.4% per annum, and outstanding Tranche B borrowings consisted of 700 million Norwegian kroner (NOK) (pounds 54 million) at 8.1% per annum and euros 314 million (pounds 193 million) at 5.4% per annum.

   TXU  Europe  has a euros 2.0 billion Euro Medium  Term  Note
(EMTN) program. Under the EMTN program, TXU Europe may from time to time issue notes on a continuing basis to one or more dealers in an aggregate principal amount outstanding of euros
2.0 billion. At March 31, 2001, there were pounds 676 million of various borrowings outstanding under this program with an aggregate weighted average interest rate of 7.1% per annum.

   In  January  2001,  the outstanding balance  of  pounds  190 million of the rent factoring loans due to banks was repaid.
                                12

8. CONTINGENCIES

   Legal Proceedings - In February 1997, the official government representative of pensioners (Pensions Ombudsman) made a final determination against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme (ESPS). The determination related to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. This determination was set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal, and judgment was received which endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid appealed the decision to the House of Lords and, on April 4, 2001, the appeal was allowed. The House of Lords found that National Grid was entitled to use the surplus funds as they had done. As a result of the decision of the House of Lords, TXU Europe considers that the likelihood of a claim of this nature being made against it to be remote.

   On  January  25, 1999, the Hindustan Development Corporation
(HDC) issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against The Energy Group PLC (TEG) (now Energy Holdings (No.3) Limited), claiming damages of pounds 255 million for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. On November 21, 2000, the Arbitrators issued their decision and dismissed HDC's claim in full, and TEG was liable only for its own legal costs involved in the case, an estimated pounds 1 million. On December 21, 2000, HDC filed a Request for Clarification of the Arbitrators' decision (Request) under Section 33 of the Arbitration and Conciliation Act, the purpose of which is to entitle a party to arbitration to seek clarification of language used in the Arbitrators' decision. TEG filed its response to the Request on January 15, 2001 asserting that the Request was untimely made and that the language used by the Arbitrators needed no clarification. TXU Europe believes that the Arbitrators will have no alternative but to dismiss the Request. The effect of filing the Request, however, has been to stay the time HDC has to file an appeal of the Arbitrators' decision.

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

   Financial guarantees - TEG has guaranteed up to US$110 million (pounds 78 million) at March 31, 2001 of certain liabilities that may be incurred and payable by the purchasers of TEG's US and Australian coal businesses and US energy marketing operations sold in 1998 prior to acquisition of TEG by TXU Corp. These guarantees are with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the
                                13

Powder River Coal Company Retirement Plan and the Peabody Coal
UMWA Retirement Plan and are subject to certain specified conditions.

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

9.   SEGMENT INFORMATION

   TXU  Europe has two reportable operating business  segments,
Energy and Networks. Beginning in the first quarter of 2001, TXU Europe undertook an internal reorganization of its businesses to reflect a single energy business concept for the management of its energy activities in a consistent manner in its different geographical areas. Amounts for the three months ended March 31, 2000 have been reclassified to conform to the new presentation.

                                            Three Months Ended March 31,
                                    ------------------------------------------------
                                           2001                      2000
                                    ----------------------    ----------------------
                                    Revenues  Contribution    Revenues  Contribution
                                    --------  ------------    --------  ------------
                                                  (pounds  million)

UK ...............................    1,930         121         1,044        99
Continental Europe ...............      337          25            50         4
                                     ------       -----        ------      ----
    Total Energy .................    2,267         146         1,094       103
                                     ------       -----        ------      ----
Networks .........................       89          42           123        68
Other.............................        3           6            11         1
Inter-segment eliminations .......      (54)          -           (77)        -
                                     ------       -----        ------      ----
        Total ....................    2,305         194         1,151       172
                                     ======       -----        ======      ----
Cost of capital elimination.......                   36                      38
Unallocated corporate costs ......                  (45)                    (58)
                                                  -----                    ----
Income before interest, income
  taxes, distributions and
  minority interest...............                  185                     152
                                                  =====                    ====


10.  SUPPLEMENTARY FINANCIAL INFORMATION
   Accounts  Receivable  - At March 31, 2001 and  December  31,
2000,  accounts  receivable were stated  net  of  uncollectible
accounts   of   pounds  29  million  and  pounds  31   million,
respectively.

   Property,  Plant  and  Equipment - At  March  31,  2001  and
December 31, 2000, property, plant and equipment were stated net of accumulated depreciation of pounds 395 million and pounds 398 million, respectively.

   Goodwill - At March 31, 2001 and December 31, 2000, goodwill was stated net of accumulated amortization of pounds
271 million and pounds 240 million, respectively.

   Credit Risk - Credit risk relates to the risk of loss that TXU Europe would incur as a result of nonperformance by
                                14
counterparties. TXU Europe maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), guarantees and collateral requirements under certain circumstances and the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.

   Concentration of Credit Risk - During the three months ended March 31, 2001, TXU Europe's merchant energy trading activity and retail operations has grown substantially. As TXU Europe grows in various regions throughout Europe, systems and procedures are implemented to continually monitor the counterparty risk exposure across its various trading regions. Price and credit risk are evaluated daily within the established trading policies and limits established for TXU Europe. TXU Europe has also established bilateral counterparty agreements that provide for the netting of positive and negative exposures with a single counterparty to minimize credit exposure.

     TXU Europe's gross exposure to credit risk (before any netting agreements or reserves) in Continental Europe and the UK as of March 31, 2001 was pounds 2.0 billion. These regional concentrations have the potential to impact TXU Europe's overall exposure to credit risk, either positively or negatively, in that the customer base and counterparties may be similarly affected by changes in economic, regulatory, industry, weather or other conditions.

   One customers' exposure to TXU Europe represented 9% of the gross fair value of TXU Europe's accounts receivable, merchant energy trading assets and derivative assets at March 31, 2001. The majority of the counterparties that TXU Europe deals with are major energy companies and financial institutions, which are considered to be of investment grade, determined using publicly available information including a Standard & Poor's rating of at least BBB-. The risk of loss to TXU Europe arising from non-performance by these counterparties is considered unlikely. In the event a counterparty's credit rating declines, TXU Europe may apply certain remedies, if considered necessary.

   Based on TXU Europe's policies, its exposures and its credit and other reserves, TXU Europe does not anticipate a materially adverse effect on financial position or results of operations as a result of counterparty nonperformance.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Europe Limited:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Europe Limited and subsidiaries (TXU
Europe) as of March 31, 2001, and the related condensed statements of consolidated income, comprehensive income and cash flows for the three-months ended March 31, 2001 and 2000. These financial statements are the responsibility of TXU Europe's management.

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

We   have  previously  audited,  in  accordance  with  auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Europe as of December 31, 2000, and the related consolidated statements of income, comprehensive income, cash flows and shareholder's equity for the year then ended (not presented herein); and in our report dated February 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE
London, England
May 10, 2001

                        TXU EUROPE LIMITED
Item 2. Management's Discussin and Analysis of Financial Condition and
                        Results of operations


BUSINESS, ACQUISITIONS AND DISPOSALS

   TXU Europe Limited (TXU Europe) is an indirect, wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a global energy services holding company that is engaged in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; and merchant energy trading, energy services, telecommunications and other businesses, primarily in the United States (US), Europe and Australia. TXU Europe is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations. Almost all of TXU Europe's operating income is derived from, and consolidated assets are held by, TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries.

   Beginning   in  the  first  quarter  of  2001,  TXU   Europe
undertook an internal reorganization of its businesses to reflect a single energy business concept for the management of its energy activities in a consistent manner in its different geographical areas. As a result, there are only two reporting operating segments for TXU Europe:

   ENERGY   -  which  consists  of  the  former  energy  retail
      business and the former portfolio trading and power business segments. The new single energy business manages the integrated portfolio of generation assets and contracts and retail customer base within separate geographical areas - the UK and continental Europe, which comprises Central Europe, the Nordic region and Germany; and

   NETWORKS  -  which owns, manages and, through  its  networks
      management   joint   venture  (24seven),   operates   its
      electricity distribution system in the UK.

   Operations  in Germany were further expanded when Stadtwerke
Kiel AG (Kiel AG), a German municipal utility, was acquired.

   On January 8, 2001, TXU Europe completed the acquisition of 51% of Kiel AG for pounds 145 million. The acquisition of Kiel AG was accounted for as a purchase business combination. At the date of acquisition, Kiel AG had sterling equivalent assets of pounds 121 million and liabilities of pounds 82 million. The process of determining the fair value of assets and liabilities of Kiel AG continues but is expected to be completed within one year of the acquisition date. TXU Europe's latest estimate of goodwill is pounds 106 million, which is being amortized over 40 years. This amount is subject to further revision as
additional  information  becomes  available.  The  results   of
operations of Kiel AG are reflected in the consolidated financial statements from the January 8, 2001 acquisition date. Pro forma information for the three months ended March 31, 2001 and 2000, reflecting the acquisition of Kiel AG, would not be significantly different from reported amounts.

   In January 2001, TXU Europe entered into a commitment to sell its 19.2% interest in Hidroelectrica del Cantabrico, SA (Hidrocantabrico) to a consortium led by Electricidade de Portugal S.A., a Portuguese utility company, and Spanish savings bank Caja de Ahorro de Asturias (Cajastur) for euros 24 per share. TXU Europe waived the pre-emption rights it had over 4.9% of the stock in Hidrocantabrico held by Electrabel SA (Electrabel), an electricity company in Belgium. On April 20, 2001, TXU Europe received net proceeds from the sale of euros 522 million (pounds 320 million), realizing a pre-tax profit of pounds 50 million.

   In February 2001, TXU Europe finalized the sale of its interest in the North Sea gas fields for pounds 138 million as a result of its ongoing review of its program to reposition its energy portfolio. TXU Europe received net cash proceeds of pounds 97 million and recognized a net pre-tax gain of pounds 7 million, which has been recorded in Other Income - Net.

   On August 3, 2000, TXU Europe purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc), for total consideration, including direct costs of the acquisition, of pounds 340 million. The transaction also included the assumption of certain of Norweb Energi's obligations, including its power purchase agreements, which have been integrated into TXU Europe's energy portfolio.

   TXU Europe will pursue investment opportunities from time to time when it concludes they are consistent with its business strategies and will dispose of certain assets to allow redeployment of resources to opportunities for faster growth in an effort to enhance its long-term return. TXU Europe continues to review its energy portfolio within the UK. TXU Europe has also announced that it will seek bids for its UK power assets, in order to determine whether their value would be maximized through retention or disposal of these assets. There has been no indication of an impairment of these assets. No decisions have been made as to whether disposals will actually take place.


RESULTS OF OPERATIONS

   Results for the three-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU Europe have occurred subsequent to year-end other than as disclosed in other reports of TXU Europe or included herein.
Three Months Ended March 31, 2001 Compared With Three Months
Ended March 31, 2000

     Overview - Net income for the three months ended March 31, 2001 was pounds 41 million compared with pounds 46 million for the same period in 2000. Included in net income for the 2000 period is pounds 7 million (net of deferred taxes of pounds 3 million) for the cumulative effect on periods prior to December 31, 1999 of a change in the method of depreciating distribution system assets from an accelerated method to a straight line method. The previously reported quarter ended March 31, 2000 has been changed to reflect the new method from January 1, 2000 as well as the restatement in calculating minority interest as described in Note 5 to Financial Statements. The improvement in net income reflected a strong performance in merchant energy trading activities, operating costs savings and lower levels of restructuring costs, offsetting the effect of lower networks revenues and higher interest and related charges. Income before interest, income taxes, distributions and minority interest (income before interest) was pounds 185 million for the three months ended March 31, 2001 compared with pounds 152 million for the same period of 2000. Revenues of pounds 2.3 billion for the three months 2001 were up almost 100% compared with the pounds 1.2 billion for the three months of 2000.

     The increase in revenues resulted from increased merchant energy trading volumes, particularly in UK energy trading, and the inclusion of the results of Norweb Energi and Kiel AG since their acquisition on August 3, 2000 and January 8, 2001, respectively. For the first three months of 2001, Norweb Energi and Kiel AG contributed pounds 268 million and pounds 61 million in revenues, respectively. These revenue increases were offset by decreased revenues in the networks segment resulting from price reductions following the April 1, 2000 OFGEM distribution price review. Within the Energy segment, in addition to the effect of the inclusion of Norweb Energi and Kiel, high and volatile UK gas prices improved the results of the merchant energy trading business and North Sea gas production assets (until their sale in February, resulting in a gain in other income of pounds 7 million). Firmer prices in the Nordic region contributed to strong merchant energy trading results in continental Europe. The expected effect of the Norweb Energi acquisition on income before interest is to alter the timing of earnings from the UK electricity portfolio across the year such that profits in the first and fourth quarters are reduced with a more than offsetting increase in the second and third quarters. This arises from constant retail customer prices throughout the year compared with more seasonal wholesale contracts and spot prices.
                                18

   During the three months ended March 31, 2001 and 2000, TXU Europe recorded restructuring charges and other costs of approximately pounds 16 million and pounds 43 million pre-tax (pounds 11 million and pounds 32 million after-tax), respectively. Included in the costs for 2000 was pounds 6 million of costs associated with the offer for Hidrocantabrico, recorded in Other Income - Net. The majority of the remaining costs consisted of asset writedowns and other exit and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits), primarily a result of contracting TXU Europe's customer service operations to Vertex Data Science Limited, the creation of the 24seven joint venture and certain other staff reorganizations.

   For the three months ended March 31, 2001, pre-tax restructuring charges consisted of redundancy costs of approximately pounds 4 million related to termination benefits for 31 employees that had accepted the benefits, pounds 8 million of asset writedowns and pounds 4 million of other exit costs. For the three months ended March 31, 2000, pre-tax restructuring costs consisted of redundancy costs of approximately pounds 15 million related to voluntary termination benefits for 296 employees that have accepted the benefits, pounds 7 million for asset writedowns and pounds 15 million of other exit costs. All of these costs, except the asset writedowns which were charged to depreciation expense, have been recorded in operation and maintenance expense.

   During the three months ended March 31, 2001, pounds 4 million of redundancy costs and pounds 2 million of other exit costs charged during the three months then ended have been paid. There were no payments made during the three months ended March 31, 2000.

   Energy purchased for resale and fuel consumed for the three months ended March 31, 2001 of pounds 1.8 billion was 140% higher than the pounds 763 million for the same period of 2000, primarily as a result of the increase in merchant energy trading activity together with the impact of Norweb Energi and Kiel AG since their acquisition. Other operating expenses were higher compared with the three month period of 2000, mainly due to the inclusion of Norweb Energi and Kiel AG, partially offset by continued cost reduction efforts.

   Depreciation expense for the three months ended March 31, 2001 was pounds 45 million compared with pounds 38 million for the same period of 2000, which has been restated to reflect the change in depreciable lives as described in Note 4 to Financial Statements. The increase is primarily due to the inclusion of Norweb Energi and Kiel AG.

   Net interest expense for the three months ended March 31, 2001 was pounds 93 million compared with pounds 73 million for the same period 2000, primarily due to increased borrowings to fund the Norweb Energi and Kiel AG acquisitions and accelerated amortization of debt issue costs following the early repayment of the rent factoring debt.

   Total income tax expense for the three months ended March 31, 2001 was pounds 38 million compared with pounds 34 million for the same period of 2000. The effective tax rate in both periods is affected by amortization of goodwill and other non-deductible expenses primarily related to a capital lease. The effective tax rate in the 2000 period is also adversely
impacted   by   non-deductible   expenses   related   to    the
Hidrocantabrico offer.

   Minority  interest  in  the  three-month  2001  period   has
increased in comparison with the 2000 period primarily as a result of including the 49% minority ownership in Kiel AG.

   See Note 9 to Financial Statements for information on revenues and contributions (operating income) by operating segment.



   OPERATING STATISTICS

                                                Three Months
                                              Ended March 31,
                                           ---------------------
                                             2001        2000
                                           --------    -------
 SALES VOLUMES
 Electricity (gigawatt-hours)- (GWh):

   Industrial and commercial                 6,324       3,589
   Residential                               6,705       4,574
                                           -------     -------
     Total electricity                      13,029       8,163
                                           =======     =======

 Gas (billion cubic feet) - (Bcf):
   Industrial and commercial                    23          19
   Residential                                  41          19
                                           -------     -------
     Total gas                                  64          38
                                           =======     =======
 Wholesale energy sales:
   Electricity (GWh)                        43,750      24,435
                                           =======     =======
   Gas (Bcf)                                   379         186
                                           =======     =======

 Electricity units distributed (GWh)         9,904       9,204
                                           =======     =======


 CUSTOMERS (end of period & in thousands)
   Electricity (retail)                      4,484       2,835
   Gas                                       1,224         768


Results by Segment

   Energy - The Energy business segment is managed on a geographical basis - in the UK and in continental Europe, comprising the Central European, Nordic and German (Kiel AG) operations.

   UK - Revenues for the three months ended March 31, 2001 were pounds 1.9 billion compared with pounds 1.0 billion for the three months ended March 31, 2000. The increase in revenue is partly associated with results from Norweb Energi (pounds 268 million), included since acquisition in August 2000, with the remainder reflecting the significant increase in UK merchant energy trading activities.

   Income before interest for the three months ended March 31, 2001 was pounds 121 million compared with pounds 99 million for the three months ended March 31, 2000. This reflects an increase in margins of pounds 45 million partly offset by an increase in operating expenses of pounds 23 million, almost entirely attributable to the inclusion of Norweb Energi. Excluding Norweb Energi, margins for the three months ended March 31, 2001, compared with those for the same period of 2000, were flat, reflecting a decrease of pounds 52 million for electricity as a consequence of low and stable prices, with an increase of pounds 53 million in gas as prices were both higher and more volatile. These results also include operations of the North Sea gas assets until their sale in February 2001.
                                20

   Continental Europe - Revenues in continental Europe operations increased from pounds 50 million for the three months ended March 31, 2000 to pounds 337 million for the three months ended March 31, 2001. This increase is due to increased merchant energy trading volumes (pounds 192 million) and the inclusion of Kiel AG for the first time (pounds 61 million). TXU Europe has established itself as a leading player in Central European electricity and gas trading markets since it first opened its Geneva base of operations in September 1999. Volumes and turnover have increased steadily in all markets since the relatively small values in the three months to March 31, 2000. Total settled volumes in 2001 were 18.7 terrawatt hours (TWh) compared with 1.7 TWh for the same period of 2000. Traded volumes in the Nordic region also increased substantially.

   Income before interest for the three months ended March 31, 2001 was pounds 25 million, compared with pounds 4million in the three months ended March 31, 2000. The increase reflects the inclusion of Kiel AG (pounds 12 million), firmer prices in the Nordic region (pounds 11 million), savings in operating costs and a softening of power prices in some central European markets during the quarter.

   Networks - Revenues for the three months ended March 31, 2001 were pounds 89 million compared with pounds 123 million for the three months ended March 31, 2000. The decrease in revenues is largely due to the impact of the OFGEM Distribution Price Review (pounds 29 million) which was effective as of April 1, 2000. The balance of the reduction is mainly due to adverse movements in tariffs.

   Income before interest for the three months ended March 31, 2001 was pounds 42 million compared with pounds 68 million for the three months ended March 31, 2000. The decrease in income before interest is due to the impact of the OFGEM Distribution Price Review partly offset by reductions in operating expenses. Operating cost savings are mainly due to increased operating efficiencies resulting from the 24seven joint venture.

   Other - Income before interest for the three months ended March 31, 2001 was pounds 6 million compared with pounds 1 million for the same period of 2000. Included in the results for 2001 is the pre-tax profit on disposal of the North Sea gas assets of pounds 7 million.

Comprehensive Income

   The unrealized holding gains on investments are primarily related to market changes in the value of the 19.2% investment in Hidrocantabrico.

   The implementation of Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" resulted in a cumulative effect reduction of pounds 72 million net of tax in other comprehensive income as of January 1, 2001. During the quarter ended March 31, 2001, the change in fair value of cash-flow hedges was a reduction of pounds 15 million after tax while pounds 6 million after tax of the deferred amount was recognized in earnings. See Note 3 to Financial Statements for additional information.

   The implementation of SFAS No. 133 has had minimal effect on TXU Europe's results of operations. The merchant energy trading businesses in the UK and continental Europe use mark-to-
market  accounting  for  their  trading  activities.   Merchant
energy trading transactions which are derivatives pursuant to SFAS No. 133 also are required to be accounted for using mark-to-market accounting. Therefore SFAS No. 133 has not affected merchant energy trading operating results.

   TXU Europe has historically used, and will continue to use, other derivatives which are highly effective in offsetting future cash flow volatility in interest rates, currency exchange rates and energy commodities, essentially converting variable arrangements to fixed arrangements. The fair value of derivatives that are effective as cash-flow hedges are recorded as derivative assets or liabilities with an offset in other comprehensive income. Accordingly, the principal impact of SFAS No. 133 has been on the balance sheet.
                                21

   The balance sheet value of these derivative assets or liabilities can change significantly from quarter to quarter based on changes in market expectations of economic events, such as the recent drop in interest rates and changes in actual and expected natural gas and electricity prices. The fair value of these cash-flow-hedge derivatives is determined each quarter based on actual and forecasted interest rates, currency rates and commodity prices. Consistent with the above, the effect of changes in fair value is reflected in the derivative asset or liability and in other comprehensive income.

   The amounts included within other comprehensive income reflect the value of the cash-flow hedges based on current market conditions and therefore the amount for which the hedge will be used in the future to offset the impact of expected changes in variable prices. Consistent with hedge accounting prior to SFAS No. 133, the effects of the hedged transaction will be recorded in the statement of income as the related transaction is actually settled.

   The disclosure in Note 3 to the Financial Statements of the amount of derivative gains and losses "expected to be realized in earnings during the next twelve months" represents the projected value of the hedge over the next twelve months relative to what would be recorded had the hedge transaction not been entered into. The amount is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the presence of cash-flow hedges.

Credit  Risk  -  See  Note  10  to  Financial  Statements   for
information on Credit Risk.


LIQUIDITY AND CAPITAL RESOURCES

Three  Months  Ended March 31, 2001 Compared with Three  Months
Ended March 31, 2000

   For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Europe's 2000 Form 10-K. Results for the three-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU Europe have occurred subsequent to year-end other than as disclosed herein.

   Cash generated by operating activities was pounds 28 million for the three months ended March 31, 2001 compared with pounds 171 million for the same period of 2000. Cash flows provided by operating activities before changes in operating assets and liabilities were pounds 169 million for the 2001 period and pounds 106 million for the 2000 period. Changes in operating assets and liabilities used pounds 141 million for the three months ended March 31, 2001 compared with cash provided of pounds 65 million for the same period of 2000. The decline in cash flow from operating activities is primarily attributable to lower levels of receivables sold or collateralized under the receivable securitization program and to reduced cash flows from UK operations.

   Cash used in investing activities was pounds 102 million for the three months ended March 31, 2001 compared with pounds 49 million for the same period of 2000. Capital expenditures were virtually the same for both periods at approximately pounds 45 million. In the 2001 period, TXU Europe acquired Kiel AG for pounds 145 million and received a net pounds 97 million from the sale of the North Sea gas assets.

   Cash used for financing activities for the three months ended March 31, 2001 was pounds 364 million compared with cash provided of pounds 80 million for the same period of 2000. For the first three months of 2001, long-term debt borrowings were pounds 40 million while repayments of long-term debt were pounds 374 million, primarily for the early repayment of the rent factoring arrangement (pounds 190 million) and scheduled
                                22
payments on certain capital leases. For the three months ended March 31, 2000, borrowings of long-term debt were pounds 280 million and repayments were pounds 247 million. There also was pounds 95 million of Preferred Securities of a subsidiary perpetual trust issued in March 2000.

Financing Arrangements

   See   Notes  6  and  7  to  Financial  Statements  for  more
information concerning available sources of short-term and long-term financing.

Effect of Inflation

   Because   of   the   relatively  low  level   of   inflation
experienced in the UK, inflation did not have a material impact on results of operations for the periods presented.

Regulation and Rates

   New Electricity Trading Arrangements (NETA) -NETA was implemented in the UK on March 27, 2001, replacing the Pooling and Settlement Agreement (the Pool) arrangements for wholesale electricity trading in England and Wales. NETA provides those companies wishing to buy and sell electricity the freedom to enter into directly negotiated contracts instead of having to trade through the Pool. Under the new arrangements, bulk electricity is traded through a variety of bilateral and physical contracts. Market participants include not only generators and suppliers but also traders, such as energy wholesalers, with physical positions. Accordingly, implementation of NETA has eliminated the Pool. The new arrangements provide mechanisms for near real-time clearing and settlement of differences between contractual and physical positions of those buying, selling, producing and consuming electricity. A balancing mechanism enables the system operator (National Grid Company) to change levels of generation and demand to near real-time; and a mechanism for imbalance settlement provides for the settling of the differences between net physical and net contractual position of parties. TXU Europe is currently evaluating what impact the implementation of NETA will have on its financial position, results of operations or cash flows.


FORWARD-LOOKING STATEMENTS

   This report and other presentations made by TXU Europe contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Europe believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2000 Form 10-K as well as general economic and business conditions in the UK and in the service area for Eastern Electricity which has been opened to competition; unanticipated changes in interest rates, in rates of inflation, or in foreign exchange rates; prevailing governmental, statutory, regulatory or administrative policies and initiatives affecting TXU Europe, its subsidiaries or the UK or European electric and gas utility industries; general industry trends; regulation issues; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demands, among others, that could cause the actual results of TXU Europe to differ materially from those projected in such forward-looking statements.

   Any forward-looking statement speaks only as of the date on which such statement is made, and TXU Europe does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated
                                23
events. New factors emerge from time to time and it is not possible for TXU Europe to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
                                24

Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

   The information required hereunder is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2000 Form 10-K and is therefore not presented herein.



PART II.  OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

   Legal Proceedings - In February 1997, the official government representative of pensioners (Pensions Ombudsman) made a final determination against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme (ESPS). The determination related to the use of the pension fund surplus resulting from the March 31, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. This determination was set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal, and judgment was received which endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid appealed the decision to the House of Lords and, on April 4, 2001, the appeal was allowed. The House of Lords found that National Grid was entitled to use the surplus funds as they had done. As a result of the decision of the House of Lords, TXU Europe considers that the likelihood of a claim of this nature being made against it to be remote.




Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


 (a)Exhibits filed as a part of Part II are:


 (b) Reports on Form 8-K filed since December 31, 2000, are as follows:


          Date of Report           Item Reported
          --------------           --------------
          None

                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                        TXU EUROPE LIMITED


                                       By   /s/  Paul C. Marsh
                                           ----------------------
                                                 Paul C. Marsh
                                       Principal Financial Officer



                                       By  /s/  Scott R.J. Longhurst
                                          ---------------------------
                                                Scott R.J. Longhurst
                                       Principal Accounting Officer




Date:  May 14, 2001