Form 10-Q
period 2001-06-30
TXU EUROPE LTD
filed 2001-08-09
CIK 1088691

SECURITIES AND EXHANGE COMMISSION

                    Washington, D.C.  20549



                           FORM 10-Q


 (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934



         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001



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

Yes __X__    No ____



  Common Stock outstanding at August 8, 2001 - 2,455,705,299 shares, at US$1 par value, and 100 deferred shares, at pounds 1 par value.

TABLE OF CONTENTS


Part I. Financial Information
                                                                   Page

       Item 1.  Financial Statements

            Condensed Statements of Consolidated Income -
            Three and Six Months Ended June 30, 2001 and 2000 ....     1

            Condensed  Statements of Consolidated Comprehensive
            Income -
            Three  and Six Months Ended June 30, 2001 and  2000 ..     2

            Condensed Statements of Consolidated Cash Flows -
            Six Months Ended June 30, 2001 and 2000 ..............     3

            Condensed Consolidated Balance Sheets -
            June 30, 2001 and December 31, 2000 ..................     4

            Notes to Financial Statements ........................     5

            Independent Accountants' Report ......................    15

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations .....    16


       Item 3. Quantitative and Qualitative Disclosures About
               Market Risk .......................................    26


Part II. Other Information

       Item 1.Legal Proceedings ..................................    26

       Item 6.Exhibits and Reports on Form 8-K ...................    26

Signatures .......................................................    27

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              TXU EUROPE LIMITED AND SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                          (Unaudited)

                                     Three Months Ended   Six Months Ended
                                           June 30,           June 30,
                                     -------------------  -----------------
                                       2001       2000     2001      2000
                                      ------     -----    -------    -----
                                                (pounds  million)
Operating Revenues ...............    1,902        821    4,207      1,972
                                     ------     ------    -----     ------
Operating Expenses
Energy purchased for resale and
  fuel consumed ..................    1,487        581    3,324      1,344
Operation and maintenance ........      233         96      447        273
Depreciation and other
  amortization ...................       40         35       85         73
Goodwill amortization ............       31         22       62         44
                                     ------     ------    -----     ------
Total operating expenses .........    1,791        734    3,918      1,734
                                     ------     ------    -----     ------
Operating Income .................      111         87      289        238
Other Income  - Net ..............       58         43       65         44
                                     ------     ------    -----     ------
Income Before Interest, Income
  Taxes, Distributions and Minority
  Interest .......................      169        130      354        282
Interest Income ..................       13         16       25         32
Interest Expense .................       96         91      201        180
                                     ------     ------    -----     ------
Income Before Income Taxes,
  Cumulative Effect of Change
  in Accounting,  Distributions
  and Minority Interest ..........       86         55      178        134
Income Tax Expense ...............       35         18       73         52
                                     ------     ------    -----     ------
Income Before Cumulative Effect
  of Change in Accounting,
  Distributions and Minority
  Interest .......................       51         37      105         82
Cumulative Effect on Prior
  Years (to December 31, 1999)
  of Change in Depreciation
  Method (Net of pounds 3
  million tax effect).............        -          -        -          7
Distributions on Preferred
  Securities of Subsidiary
  Perpetual Trust ................       (2)        (2)      (5)        (3)
Minority Interest ................       (7)        (3)     (17)        (8)
                                     ------     ------    -----     ------
Net Income .......................       42         32       83         78
                                     ======     ======    =====     ======

See Notes to Financial Statements.

                                        1

              TXU EUROPE LIMITED AND SUBSIDIARIES
   CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                          (Unaudited)

                                                  Three Months    Six  Months
                                                     Ended           Ended
                                                    June 30,        June 30,
                                                 --------------  --------------
                                                  2001    2000    2001    2000
                                                 ------  ------  -------  -----
                                                       (pounds  million)
Net Income  ...............................          42      32       83     78
                                                 -------  ------  -------  -----
Other Comprehensive Income (Loss) -
  Net change during period, net of tax
    effects:
  Investments classified as available
    for sale:
    Unrealized holding gains ..............           -       7       38     41
    Reclassification of net gain
      realized on sale of investment in
      Hidrocantabrico to other income .....         (35)      -      (35)     -
  Cumulative currency translation
    adjustment ............................          (4)      2       (3)     1
  Cash flow hedges (under SFAS No. 133):
    Cumulative transition adjustment as
      of January 1, 2001 ..................           -       -      (72)     -
    Discontinued cash flow hedges .........           7       -        7      -
    Net change in fair value of
      derivative gains (losses) ...........          (3)      -      (18)     -
    Amount realized in earnings during
      the period ..........................          30       -       36      -
                                                 ------  ------  -------  -----
    Total .................................          (5)      9      (47)    42
                                                 ------  ------  -------  -----
Comprehensive Income ......................          37      41       36    120
                                                 ======  ======  =======  =====

See Notes to Financial Statements.

              TXU EUROPE LIMITED AND SUBSIDIARIES
        CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Unaudited)

                                                   Six Months Ended
                                                        June 30,
                                                 --------------------
                                                   2001        2000
                                                  ------      ------
                                                    (pounds million)
Cash Flows - Operating Activities
  Net income .................................        83          78
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Cumulative effect of change in
      accounting principle ...................         -         (10)
    Less - Gain on sale of assets ............       (59)        (46)
    Depreciation and amortization ............       147         117
    Deferred income taxes ....................        60          33
    Minority interest ........................        17           8
    Changes in merchant energy trading
      assets and liabilities .................       (48)          -
    Changes in operating assets and
      liabilities ............................      (138)         12
    Other.....................................         5         (36)
                                                   ------     ------
      Cash provided by operating
        activities ...........................        67         156
                                                  ------      ------
Cash Flows - Investing Activities
  Acquisition of business ....................      (150)          -
  Investments ................................       (42)       (138)
  Capital expenditures .......................      (108)        (95)
  Proceeds from sale of investments and
    other assets .............................       432          72
  Other.......................................         -          (6)
                                                  ------      ------
    Cash provided by (used in)
      investing activities ...................       132        (167)
                                                  ------      ------
Cash Flows - Financing Activities
  Net borrowings under the:
  Sterling credit facility - Tranche B........        84         206
  EMTN Note ..................................         -         225
  Other long-term debt .......................        23          43
  Issuance of preferred securities of
    subsidiary perpetual trust ...............         -          95
  Retirements of:
    Sterling credit facility - Tranche B .....       (87)       (400)
    Other long-term debt .....................      (388)       (207)
  Change in notes payable - banks and
    other short-term loans ...................      (298)        153
  Distributions on preferred securities
    of subsidiary perpetual trust ............        (3)          -
  Dividends paid on minority interest.........        (3)          -
  Debt financing costs .......................        (1)         (6)
                                                  ------      ------
    Cash (used for) provided by financing
      activities .............................      (673)        109
                                                  ------      ------
Effect of Exchange Rates on Cash and
  Cash Equivalents ...........................        (1)         (1)
                                                  ------      ------
Net Change in Cash and Cash Equivalents.......      (475)         97

Cash and Cash Equivalents - Beginning Balance.       663         285
                                                  ------      ------
Cash and Cash Equivalents - Ending Balance ...       188         382
                                                  ======      ======

See Notes to Financial Statements.

                                        3


              TXU EUROPE LIMITED AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                June 30,    December
                                                  2001        31,
                                                              2000
                                               (Unaudited)
                                               ----------- ---------
                                                 (pounds  million)
ASSETS
Current Assets
  Cash and cash equivalents ..............           188        663
  Accounts receivable ....................           788        743
  Inventories - at average cost ..........           112         72
  Merchant energy trading assets .........           547        585
  Prepayments and other current assets ...           132         97
                                              ----------  ---------
    Total current assets .................         1,767      2,160
                                              ----------  ---------
Investments
  Restricted cash.........................           729        672
  Other...................................           417        695
                                              ----------  ---------
    Total investments ....................         1,146      1,367
                                              ----------  ---------
Property, Plant and Equipment - Net ......         2,882      2,781
Goodwill .................................         3,991      3,945
Merchant Energy Trading Assets ...........           276        121
Derivative Assets ........................           242          -
Deferred Debits and Other Assets .........           481        670
                                              ----------  ---------
      Total ..............................        10,785     11,044
                                              ==========  =========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Notes payable - banks and short-term
    loans on accounts receivable .........           230        530
  Long-term debt due currently ...........           502        862
  Accounts payable:
    Trade ................................           748        712
    Affiliates ...........................            53         52
  Merchant energy trading liabilities ....           442        571
  Interest and taxes accrued .............            56         78
  Other current liabilities ..............           281        166
                                              ----------  ---------
    Total current liabilities ............         2,312      2,971
                                              ----------  ---------
Accumulated Deferred Income Taxes ........           506        467
Provision for Unfavorable Contracts ......           516        573
Merchant Energy Trading Liabilities ......           269         81
Derivative Liabilities ...................           119          -
Other Deferred Credits and Noncurrent
  Liabilities ............................           189        320
Long-term Debt, Less Amounts due
  Currently...............................         4,634      4,480
Preferred Securities of Subsidiary
  Perpetual Trust ........................            95         95
Minority Interest ........................           310        258
Contingencies (Note 7 )
Shareholder's Equity
  Common stock (authorized  - 3,000,000,000
    shares at US$1 par and 100 deferred
    shares at pounds 1 par; issued and
    outstanding -  2,455,705, 299 shares and
    100 deferred shares) .................         1,467      1,467
  Retained earnings ......................           416        333
  Accumulated other comprehensive income
    (loss)................................           (48)        (1)
                                              ----------  ---------
    Total shareholder's equity ...........         1,835      1,799
                                              ----------  ---------
      Total ..............................        10,785     11,044
                                              ==========  =========

See Notes to Financial Statements.

                                        4

                    TXU EUROPE LIMITED
               Notes to Financial Statements


1.   BUSINESS, ACQUISITIONS AND DISPOSITIONS

Business

   TXU Europe Limited (TXU Europe) is an indirect, wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a global energy services company that engages in electric and natural gas services, electricity generation, merchant energy trading, energy marketing, energy delivery, telecommunications, and other energy-related services, primarily in the United States (US), Europe and Australia. TXU Europe is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations. Almost all of TXU Europe's operating income is derived from, and consolidated assets are held by, TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries.

   TXU Europe uses a single energy business concept for the management of its energy activities in a consistent manner in its different geographical areas. There are two reporting operating segments for TXU Europe:

   ENERGY - which consists of the energy retail business and the portfolio trading and power business. The single energy business manages the integrated portfolio of generation assets and contracts and retail customer base within two separate geographical areas - the UK and continental Europe (which comprises Central Europe, the Nordic region, Iberia and Germany); and

   NETWORKS - which owns, manages and, through its 50% owned networks management joint venture (24seven), operates its electricity distribution system in the UK.

Acquisitions

   On January 8, 2001, TXU Europe completed the acquisition of 51% of Stadtwerke Kiel AG (Kiel AG) for pounds 145 million. The acquisition of Kiel AG was accounted for as a purchase business combination. At the date of acquisition, Kiel AG had sterling equivalent assets of pounds 121 million and liabilities of pounds 82 million. The process of determining the fair value of the assets and liabilities of Kiel AG continues but is expected to be completed within one year of the acquisition date. TXU Europe's preliminary estimate of goodwill is pounds 106 million, which is being amortized over 40 years. This amount is subject to further revision as additional information on the fair value of assets acquired and liabilities assumed becomes available. The results of operations of Kiel AG are reflected in the consolidated financial statements from the January 8, 2001 acquisition date. Pro forma information for the six months ended June 30, 2001 and 2000, reflecting the acquisition of Kiel AG, would not be significantly different from reported amounts.

   Under the terms of the purchase agreement, TXU Europe has the unilateral right to make further capital investments in Kiel AG for specified business development purposes and may, in the process, acquire additional shares, in a new share offering that is made to all shareholders. If the City of Kiel chooses not to participate in such an offering, its current holdings of 49% of Kiel AG could be diluted down to a residual holding of 25.1%.

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

   On May 1, 2001, Kiel AG acquired all of the share capital of Ares Energie GmbH (Ares), based in Berlin, Germany, for approximately 24 million Deutsche Marks (pounds 8 million). Ares is an electricity retailer, offering energy services to both business customers and residential customers throughout Germany. At the date of acquisition, Ares had 110,000 active
                                5
customers. Pro forma information for the six months ended June 30, 2001 and 2000, reflecting the acquisition of Ares, would not be significantly different from reported amounts.

   In August 2000, TXU Europe purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc), for total consideration, including direct costs of the acquisition, of pounds 340 million. In the transaction, TXU Europe assumed certain of Norweb Energi's obligations. These include Norweb Energi's power purchase agreements, which have been integrated into TXU Europe's energy portfolio.

   The acquisition of Norweb Energi was accounted for as a purchase business combination. The latest estimate of goodwill is pounds 622 million, which is being amortized over 20 years. This amount is subject to further revision as additional information becomes available, primarily relating to exit costs and other liabilities assumed at acquisition. The final determination of the purchase accounting adjustments is expected to be completed within the first part of the third quarter of 2001.

   The results of operations of Norweb Energi are reflected in the consolidated financial statements of TXU Europe from August 3, 2000, the effective date of the acquisition. The following summary of unaudited pro forma consolidated results of TXU Europe's operations reflect the acquisition of Norweb Energi as though it had occurred at the beginning of the comparable period of 2000.

                                               Pro Forma
                                               Six Months
                                                 Ended
                                                June 30,
                                                  2000
                                             ------------
                                            pounds million

        Operating Revenues                      2,509
        Operating Income                        296
        Net Income                              109

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

Dispositions

   In January 2001, TXU Europe entered into a commitment to sell its 19.2% interest in Hidroelectrica del Cantabrico, SA (Hidrocantabrico) to a consortium led by Electricidade de Portugal S.A., a Portuguese utility company, and Spanish savings bank Caja de Ahorro de Asturias (Cajastur) for euros 24 per share. TXU Europe waived the pre-emption rights it had over 4.9% of the stock in Hidrocantabrico held by Electrabel SA (Electrabel), an electricity company in Belgium. In April 2001, TXU Europe received net proceeds from the sale of euros 522 million (pounds 325 million) and recorded a pre-tax gain of pounds 50 million in Other Income - Net (pounds 35 million after-tax).

   In February 2001, TXU Europe finalized the sale of its interest in the North Sea gas fields for pounds 138 million as a result of its ongoing review of its program to reposition its energy portfolio. From the date of the sale through June 30, 2001, TXU Europe has received net cash proceeds of pounds 102 million after settlement of certain outstanding issues, and recorded a net pre-tax gain of pounds 7 million in Other Income - Net (pounds 5 million after-tax). At the time of the
                                6
sale, a forward sell contract was entered into by TXU Europe to match the outstanding forward purchase contracts on the Johnston field portion of the North Sea assets.

   On  July  12,  2001, TXU Europe completed the  sale  of  its
Rugeley   generating  station  for  approximately  pounds   200
million.   Cash received at closing was pounds 67 million  with
the remaining cash proceeds from the sale to be received in January 2002. A letter of credit has been received to secure the remaining cash proceeds. The transaction includes a medium-term tolling contract under which TXU Europe will provide coal for the plant and purchase all of its output, thus preserving TXU Europe's ability to participate fully in the new NETA balancing market. The sale followed TXU Europe's review of its UK generating portfolio that was announced last year and is in
line  with  its  flexible  portfolio management  strategy.   No
significant gain or loss is expected to be recognized in the third quarter of 2001 from the sale.

   Under   its  single  energy  business  concept,  TXU  Europe
allocates risk capital so as to maximize returns across its markets. TXU Europe may dispose of certain assets to allow redeployment of resources into faster growing opportunities. As a consequence, the composition of assets and operations in each market within the portfolio changes from time to time. TXU Europe continually reviews its energy portfolio within each of its markets. TXU Europe's strategy in the UK market is to rebalance its energy portfolio through retail growth, long term wholesale sales and, possibly, sale or lease of physical plant. TXU Europe has previously announced that it would seek bids for its UK power assets to determine how to maximize the value of these assets, by keeping them or disposing of them. There has been no indication of an impairment of these assets.


2.   SIGNIFICANT ACCOUNTING POLICIES

   The condensed consolidated financial statements of TXU Europe and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, except for the adoption in the first quarter of 2001 of the new accounting standard for derivatives discussed in Note 3 below, on the same basis as the audited financial statements included in its 2000 Annual Report on Form 10-K (2000 Form 10-K). In the opinion of TXU Europe's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the US Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications.

   Unless otherwise indicated, all amounts in the financial statements and notes to financial statements are stated in millions of UK pounds sterling.

   New Accounting Standards - SFAS No. 141, "Business Combinations" is effective for TXU Europe beginning July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method.

   SFAS No. 142, "Goodwill and Other Intangible Assets", is effective for TXU Europe beginning January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. The amortization of TXU Europe's existing goodwill (approximately pounds 123 million on an annualized basis) will cease after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.

   In addition, SFAS No. 142 requires TXU Europe to complete a transitional goodwill impairment test six months from the date of adoption and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair
                                7
value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations.

   SFAS    No.    143,   "Accounting   for   Asset   Retirement
Obligations", will be effective for TXU Europe beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated
with  long-lived assets.   The offset to any liability recorded
is added to the recorded asset where the additional amount is
depreciated  over the   same  period  as  the  long-lived  asset
for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures.

   TXU Europe is evaluating the impact the adoption of these standards will have on its financial position and results of operations.


3.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

   On January 1, 2001, TXU Europe adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June
2000).

   In accordance with the transition provisions of SFAS No. 133, TXU Europe recorded, as of January 1, 2001, a cumulative effect of pounds 72 million after-tax as a decrease to Other Comprehensive Income to recognize the fair value of all derivatives effective as cash-flow hedging instruments. For the period from transition to June 30, 2001, pounds 38 million of this cumulative transition net loss has been reclassified into earnings.

   Impact of NETA - Prior to the implementation of the New Electricity Trading Arrangements (NETA) on March 27, 2001, almost all electricity generated in England and Wales had to be sold to the wholesale trading market for electricity, commonly known as the Pool. In turn, electricity suppliers generally had to buy electricity from the Pool for resale to their customers. Even groups which are both generators and licensed suppliers, like TXU Europe, in most circumstances, had to act through the Pool to sell all the electricity they generated and to purchase all the electricity they sold to customers. Prices for electricity were set by the Pool for each half hour, based on bids of generators and a complex set of calculations designed to match supply and demand.

   NETA provides those companies wishing to buy and sell electricity the freedom to enter into directly negotiated contracts instead of having to trade through the Pool. Under the new arrangement, bulk electricity is traded on one or more exchanges and through a variety of bilateral and physical contracts. Market participants include not only generators and suppliers but also traders, such as energy wholesalers, with physical positions. Consequently, the implementation of NETA has eliminated the Pool. Most of the derivative contracts used to hedge exposure to changes in Pool prices have now been renegotiated into bilateral contracts. These contracts are now considered to be "normal purchase" contracts and under SFAS No. 133 are no longer classified as cash-flow hedges. As a result, pounds 7 million in previously accumulated deferred losses on these contracts have been reflected as an increase in Other Comprehensive Income with a corresponding decrease in Derivative Liabilities on the balance sheet.

   Financial Summary - Essentially all of the terms of TXU Europe's derivatives match the terms of the underlying hedged items. As a result, TXU Europe experienced minimal hedge ineffectiveness of pounds 0.1 million, mainly from treasury hedges, for the six months ended June 30, 2001. This was reported as Interest Expense and represented the total ineffectiveness of all cash-flow hedges. Also, pounds 0.5 million of net derivatives losses were realized as a result of the discontinuance of cash-flow hedges related to certain forecasted treasury transactions that are not likely to occur.
                                8

   As of June 30, 2001, it is expected that pounds 71 million of net losses now included in the net gains/losses from derivative instruments that are accumulated in Other Comprehensive Income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the presence of cash-flow hedges. The amount is affected by the uncertainty that NETA has brought to the industry and its effect on near-term contract prices.

   Ongoing implementation issues being addressed by standard-setting groups may affect the application of SFAS No. 133. In April 2001, the Financial Accounting Standards Board (FASB) finalized a conclusion that volume option contracts do not qualify for the normal purchase and sale exception. As a result, TXU Europe's gas option contracts will be accounted for as derivatives commencing July 1, 2001 in accordance with the transition provisions of such revised guidance. Previously the gas option contracts were classified as normal purchase and sale contracts pending final resolution of the issue. TXU Europe is evaluating the financial impact resulting from the implementation of this issue.

   In June 2001, the FASB approved a number of implementation issues regarding the normal purchase and sale exception. One of the issues applied exclusively to the electric industry and provided for the normal purchase and sale exception under specific circumstances. TXU Europe evaluated electricity contracts under the new guidance and determined that they will qualify for the normal purchase and sale exception from July 1, 2001, thus removing them from SFAS 133 classification as derivatives. As a result, amounts for these contracts will be removed from Other Comprehensive Income concurrent with the timing of the original forecasted transaction that was being hedged. These contracts represent a cumulative balance of
pounds  5   million  of  accumulated  net  losses   in   Other
Comprehensive Income.


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

   Results for the second quarter and first six months of 2000 were restated to reflect the increase in net income resulting from the adoption of the new accounting method. The effect of the change for the second quarter and six months ended June 30, 2000 was to increase net income by pounds 4 million and pounds 8 million (after a reduction for income taxes of pounds 2 million and pounds 3 million), respectively.


5.   RESTRUCTURING CHARGES AND OTHER COSTS

   During the six months ended June 30, 2001 and 2000, TXU Europe recorded restructuring charges and other costs of pounds 28 million and pounds 56 million pre-tax (pounds 20 million and pounds 41 million after-tax), respectively. Included in the costs for 2000 was pounds 7 million of costs associated with the offer for Hidrocantabrico, recorded in Other Income - Net. The majority of the remaining costs consisted of asset writedowns and other exit and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits), primarily as a result of contracting TXU Europe's customer service operations to Vertex Data Science Limited, the creation of the 24seven joint venture and certain other staff reorganizations.
                                9

   For the six months ended June 30, 2001, pre-tax restructuring charges consisted of redundancy costs of approximately pounds 5 million related to termination benefits for 55 employees that had accepted the benefits, pounds 15 million of asset writedowns and pounds 8 million of other exit costs. For the six months ended June 30, 2000, pre-tax restructuring costs consisted of redundancy costs of approximately pounds 22 million related to voluntary termination benefits for 442 employees that accepted the benefits, pounds 16 million for asset writedowns and pounds 11 million of other exit costs. The asset writedowns were charged to depreciation expense. The rest of these costs have been recorded in operation and maintenance expense.

   During  the six months ended June 30, 2001and 2000,   pounds
8 million and pounds 9 million of redundancy costs and pounds 5 million and pounds 9 million of other exit costs charged during the six months then ended have been paid, respectively.

6.   FINANCING

   Short-term Facilities - In January 2001, TXU Europe borrowed an additional euros 182 million (pounds 115 million) at 5.54% per annum under its pounds 300 million 364-day revolving credit facility, as part of the financing to acquire Kiel AG. As of June 30, 2001, the amount outstanding under this facility was euros 306 million (pounds 183 million).

   Also in January 2001, the pounds 150 million Eastern Electricity revolving credit balance was repaid. In April 2001, TXU Europe repaid the 1.3 billion Czech Koruna (CzK) (pounds 23 million) outstanding under the short-term CzK facility, and the facility expired. This short-term borrowing had been used to hedge the net investment in a CzK - denominated company, Teplarney Brno. TXU Europe then entered into a foreign currency derivative to serve as the replacement hedge of this investment. In May 2001, TXU Europe repaid and allowed to expire the euros 250 million (pounds 158 million) facility.

   As of June 30, 2001, total short-term borrowings aggregated pounds 230 million with a weighted average annual interest rate of 5.33%.

   Accounts Receivable Securitization - TXU Europe has facilities with a commercial bank to provide financing through trade accounts receivable whereby Eastern Electricity may sell up to pounds 300 million of its electricity receivables and TXU Finance (No.2) Limited (TXU Finance), which is 90% owned by TXU Europe, may borrow up to an aggregate of pounds 275 million, collateralized by future receivables of Eastern Electricity, through a short-term note issue arrangement. The program has an overall limit of pounds 550 million.

   Eastern Electricity continually sells additional receivables to replace those collected. During the six months ended June 30, 2001, Eastern Electricity sold pounds 1.2 billion in receivables under the program to replace those receivables that had been collected. Such sales resulted in no gain or loss. Under the program, Eastern Electricity has a receivables servicing obligation but does not incur a measurable asset or liability. At June 30, 2001, accounts receivable of Eastern Electricity were reduced by pounds 181 million under the program and pounds 6 million of future receivables sold were reflected as other short-term loans on the balance sheet. These borrowings bear interest at an annual rate, which was 5.3% at June 30, 2001, based on commercial paper rates plus a margin.

   Long-Term Lines of Credit - At June 30, 2001, TXU Europe and TXU Finance had a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). As of June 30, 2001, the Sterling Credit Agreement provided for borrowings of up to pounds 1.075 billion and had two facilities: a pounds 750 million term facility and a pounds 325 million revolving credit facility (Tranche B), both of which terminate on March 2, 2003. The Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. In January 2001, in connection with the acquisition of Kiel AG, TXU Europe borrowed an additional euros 47 million (pounds 30 million) under Tranche B. As of June 30, 2001, pounds 750
                                10
million of borrowings were outstanding under the term facility at an interest rate of 6.0% per annum, and outstanding Tranche B borrowings consisted of 700 million Norwegian kroner (NOK) (pounds 53 million) at 8.2% per annum and euros 258 million (pounds 155 million) at 5.3% per annum.

   TXU  Europe  has a euros 2.0 billion Euro Medium  Term  Note
(EMTN) program. Under the EMTN program, TXU Europe may from time to time issue notes in various currencies on a continuing basis to one or more dealers in an aggregate principal amount outstanding of euros 2.0 billion. At June 30, 2001, there were pounds 676 million of various borrowings outstanding under this program with an aggregate weighted average interest rate of 7.1% per annum.

   In  January  2001,  the outstanding balance  of  pounds  190 million of the rent factoring loans due to banks was repaid.

   In June 2001, TXU Europe purchased approximately pounds 32 million of US Treasury securities with various maturities to match the required interest and principal repayments to maturity on a subsidiary's junior subordinated debentures held by another subsidiary. These amounts have been included in the June 30, 2001 balance sheet as restricted cash.

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

   In August 2000, the Spanish Stock Market Commission announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases of Hidrocantabrico in order to avoid making a formal takeover bid. TXU Corp. was originally named as a party but is seeking its removal from these proceedings. Philip Turberville, the chief executive officer of TXU Europe, was also named as a party in the investigation. If the two utilities are found to be in violation of Spanish securities law, they could face a substantial fine and other restrictions. The investigation could last until February 2002. TXU Europe is unable to
                                11
determine what impact there may be, if any, as a result of the investigation. TXU Europe and TXU Corp. believe there has been no violation of Spanish securities laws and are fully cooperating with the investigation.

   General  -  In  addition to the above, TXU  Europe  and  its subsidiaries are involved in various other legal and administrative proceedings which, in the opinion of management, should not have a material effect on their financial position, results of operations or cash flows.

   Financial guarantees - TEG has guaranteed up to US$110 million (pounds 78 million) at June 30, 2001 of certain liabilities that may be incurred and payable by the purchasers of TEG's US and Australian coal businesses and US energy marketing operations sold in 1998 prior to acquisition of TEG by TXU Corp. These guarantees are with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan and are subject to certain specified conditions.

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

8.   SEGMENT INFORMATION

   TXU  Europe has two reportable operating business  segments,
Energy and Networks. Beginning in the first quarter of 2001, TXU Europe undertook an internal reorganization of its businesses to reflect a single energy business concept for the management of its energy activities in a consistent manner in its different geographical areas. Amounts for the three months and six months ended June 30, 2000 have been reclassified to conform to the new presentation. As reflected in the tables below, the income contribution for each segment includes operating and other income on a US GAAP basis, before interest, income taxes, distributions and minority interests and after deducting a notional charge for the cost of capital (income before interest).


                                              Three Months Ended June 30,
                                        ---------------------------------------
                                               2001                 2000
                                        ------------------   ------------------
                                                    Income              Income
                                                    before              before
                                        Revenues   Interest  Revenues  Interest

                                                 (pounds  million)
UK .................................     1,562          91       714       61
Continental Europe .................       304          58        69        2
                                        ------       -----     -----     ----
    Total Energy ...................     1,866         149       783       63
                                        ------       -----     -----     ----
Networks ...........................        72          22        78       25
Other ..............................         4           6         5       30
Inter-segment eliminations .........       (40)          -       (45)       -
                                        ------       -----     -----     ----
        Total ......................     1,902         177       821      118
                                        ======       -----     =====     ----

Cost of capital elimination ........                    36                 39
Unallocated corporate costs ........                   (44)               (27)
                                                     -----               ----
Income before interest,income
  taxes, distributions and
  minority interest ................                   169                130
                                                     =====               ====


                                                Six Months Ended June 30,
                                        ---------------------------------------
                                               2001                 2000
                                        ------------------   ------------------
                                                    Income              Income
                                                    before              before
                                        Revenues   Interest  Revenues  Interest

                                                 (pounds  million)
UK .................................     3,492         212     1,758      160
Continental Europe .................       641          83       119        6
                                        ------       -----    ------     ----
    Total Energy ...................     4,133         295     1,877      166
                                        ------       -----    ------     ----
Networks ...........................       161          64       201       93
Other ..............................         7          12        17       31
Inter-segment eliminations .........       (94)          -      (123)       -
                                        ------       -----    ------     ----
        Total ......................     4,207         371     1,972      290
                                        ======       -----    ======     ----

Cost of capital elimination ........                    72                 77
Unallocated corporate costs ........                   (89)               (85)
                                                     -----               ----
Income before interest,income
  taxes, distributions and
  minority interest ................                   354                282
                                                     =====               ====

9.   SUPPLEMENTARY FINANCIAL INFORMATION

   Accounts  Receivable  - At June 30, 2001  and  December  31,
2000,  accounts  receivable were stated  net  of  uncollectible
accounts   of   pounds  29  million  and  pounds  31   million,
respectively.

   Property,  Plant  and  Equipment -  At  June  30,  2001  and
December 31, 2000, property, plant and equipment were stated net of accumulated depreciation of pounds 435 million and pounds 398 million, respectively.

   Goodwill  - At June 30, 2001 and December 31, 2000, goodwill was  stated  net  of  accumulated amortization  of  pounds  302 million and pounds 240 million, respectively.

   Credit Risk - Credit risk relates to the risk of loss that TXU Europe would incur as a result of non-performance by counterparties. TXU Europe maintains credit risk policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), guarantees and collateral requirements under certain circumstances and the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.

   Concentration of Credit Risk - TXU Europe's gross exposure to credit risk (before any netting agreements or reserves) in Continental Europe and the UK as of June 30, 2001 was pounds
1.9 billion. These regional concentrations have the potential to affect TXU Europe's overall exposure to credit risk, either positively or negatively, in that the customer base and counterparties may be similarly affected by changes in economic, regulatory, industry, weather or other conditions.

   The  majority  of the counterparties that TXU  Europe  deals with are major energy companies and financial institutions, which are considered to be of investment grade, determined using publicly available information including a Standard & Poor's rating of at least BBB-. TXU Europe's exposure from transactions with one customer represented 6% of the gross fair value of TXU Europe's accounts receivable, merchant energy trading assets and derivative assets at June 30, 2001. This customer is an investment grade major energy company. The risk of loss to TXU Europe arising from non-performance by this and other counterparties is considered unlikely. In the event a counterparty's credit rating declines, TXU Europe may apply certain remedies, if considered necessary.

   Based on TXU Europe's policies for managing credit risk, its exposures and its credit and other reserves, TXU Europe does not anticipate a materially adverse effect on its financial position or its results of operations as a result of non-performance by any counterparty.
                                14

INDEPENDENT ACCOUNTANTS' REPORT



TXU Europe Limited:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Europe Limited and subsidiaries (TXU
Europe) as of June 30, 2001, and the related condensed statements of consolidated income and comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2000 and the condensed statements of consolidated cash flows for the six-month period ended June 30, 2001 and 2000. These financial statements are the responsibility of TXU Europe's management.

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

We   have  previously  audited,  in  accordance  with  auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Europe as of December 31, 2000, and the related consolidated statements of income, comprehensive income, cash flows and shareholder's equity for the year then ended (not presented herein); and in our report dated February 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE
London, England
July 25, 2001

                       TXU EUROPE LIMITED
Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


BUSINESS, ACQUISITIONS AND DISPOSITIONS

   TXU Europe Limited (TXU Europe) is an indirect, wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a global energy services company that engages in electric and natural gas services, electricity generation, merchant energy trading, energy marketing, energy delivery, telecommunications, and other energy-related services, primarily in the United States (US), Europe and Australia. TXU Europe is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations. Almost all of TXU Europe's operating income is derived from, and consolidated assets are held by, TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries.

   On January 8, 2001, TXU Europe completed the acquisition of 51% of Stadtwerke Kiel AG (Kiel AG) for pounds 145 million. The acquisition of Kiel AG was accounted for as a purchase business combination. At the date of acquisition, Kiel AG had sterling equivalent assets of pounds 121 million and liabilities of pounds 82 million. The process of determining the fair value of the assets and liabilities of Kiel AG continues but is expected to be completed within one year of the acquisition date. TXU Europe's latest estimate of goodwill is pounds 106 million, which is being amortized over 40 years. This amount is subject to further revision as additional information on the fair value of assets acquired and liabilities assumed becomes available. The results of operations of Kiel AG are reflected in the consolidated financial statements from the January 8, 2001 acquisition date. Pro forma information for the six months ended June 30, 2001 and 2000, reflecting the acquisition of Kiel AG, would not be significantly different from reported amounts.

   On May 1, 2001, Kiel AG acquired all of the share capital of Ares Energie GmbH (Ares), based in Berlin, Germany, for approximately 24 million Deutsche Marks (pounds 8 million). Ares is an electricity retailer, offering energy services to both business customers and residential customers throughout Germany. At the date of acquisition, Ares had 110,000 active customers. Pro forma information for the six months ended June 30, 2001 and 2000, reflecting the acquisition of Ares, would not be significantly different from reported amounts.

   In August 2000, TXU Europe purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc), for total consideration, including direct costs of the acquisition, of pounds 340 million. In the transaction, TXU Europe assumed certain of Norweb Energi's obligations. These include Norweb Energi's power purchase agreements, which have been integrated into TXU Europe's energy portfolio.

   In January 2001, TXU Europe entered into a commitment to sell its 19.2% interest in Hidroelectrica del Cantabrico, SA (Hidrocantabrico) to a consortium led by Electricidade de Portugal S.A., a Portuguese utility company, and Spanish savings bank Caja de Ahorro de Asturias (Cajastur) for euros 24 per share. TXU Europe waived the pre-emption rights it had over 4.9% of the stock in Hidrocantabrico held by Electrabel SA (Electrabel), an electricity company in Belgium. In April 2001, TXU Europe received net proceeds from the sale of euros 522 million (pounds 325 million) and recorded a pre-tax gain of pounds 50 million in Other Income - Net (pounds 35 million after-tax).

   In February 2001, TXU Europe finalized the sale of its interest in the North Sea gas fields for pounds 138 million as a result of its ongoing review of its program to reposition its energy portfolio. From the date of the sale through June 30, 2001, TXU Europe has received net cash proceeds of pounds 102 million after settlement of certain outstanding issues, and recorded a net pre-tax gain of pounds 7 million in Other Income - Net (pounds 5 million after-tax). At the time of the sale, a forward sell contract was entered into by TXU Europe to match the outstanding forward purchase contracts on the Johnston field portion of the North Sea assets.

   On  July  12,  2001, TXU Europe completed the  sale  of  its
Rugeley   generating  station  for  approximately  pounds   200
million.   Cash received at closing was pounds 67 million  with
the remaining cash proceeds from the sale to be received in January 2002. A letter of credit has been received to secure the remaining cash proceeds. The transaction includes a medium-term tolling contract under which TXU Europe will provide coal for the plant and purchase its output, thus preserving TXU Europe's ability to participate fully in the new NETA balancing
                                16
market.  The  sale  followed  TXU Europe's  review  of  its  UK generating  portfolio that was announced last year  and  is  in
line  with  its  flexible  portfolio management  strategy.   No
significant gain or loss is expected in the third quarter of 2001 from the sale.

   Under   its  single  energy  business  concept,  TXU  Europe
allocates risk capital so as to maximize returns across its markets. TXU Europe may dispose of certain assets to allow redeployment of resources into faster growing opportunities. As a consequence, the composition of assets and operations in each market within the portfolio changes from time to time. TXU Europe continually reviews its energy portfolio within each of its markets. TXU Europe's strategy in the UK market is to rebalance its energy portfolio through retail growth, long term wholesale sales and, possibly, sale or lease of physical plant. TXU Europe has previously announced that it would seek bids for its UK power assets to determine how to maximize the value of these assets, by keeping them or disposing of them. There has been no indication of an impairment of these assets.


RESULTS OF OPERATIONS

      Results for the three and six-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU Europe have occurred subsequent to year-end other than as disclosed in other reports of TXU Europe or included herein.

Three  Months  Ended June 30, 2001 Compared With  Three  Months
     Ended June 30, 2000

   Overview - Net income for the three months ended June 30, 2001 was pounds 42 million compared with pounds 32 million for the same period in 2000. After adjusting for the effect of the disposal of the metering business and restructuring costs, net income in the 2000 period was pounds 20 million. (The disposal of the metering business has been treated outside of normal operations since the business was part of neither the networks nor the energy businesses and therefore, represents a non-recurring gain.) The improvement in net income for the second quarter of 2001 reflects a continued strong performance in merchant energy trading activities across Europe, the timing of earnings from the Norweb Energi business and gain from the sale of a previous investment in Hidroelectrica del Cantabrico, SA (Hidrocantabrico) in Spain (pounds 35 million after-tax), partially offset by restructuring costs.

   Income before interest, income taxes, distributions and minority interest (income before interest) was pounds 169 million for the three months ended June 30, 2001 compared with pounds 130 million for the same period in 2000. Revenues were pounds 1.9 billion for the three months in 2001 compared with pounds 0.8 billion for the three months in 2000.

   The increase in revenues resulted from increased merchant energy trading activity, particularly in UK energy trading, which was impacted by the implementation of the New Electricity Trading Arrangements (NETA) on March 27, 2001, and by the inclusion of the results of Norweb Energi and Kiel AG since their acquisition on August 3, 2000 and January 8, 2001, respectively.

   During the three months ended June 30, 2001 and 2000, TXU Europe recorded restructuring charges and other costs of approximately pounds 12 million pre-tax (pounds 8 million after-
tax)  and  pounds 13 million pre-tax (pounds 9  million  after-
tax), respectively. Most of these costs consisted of asset writedowns and other exit and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits), primarily a result of contracting TXU Europe's customer service operations to Vertex Data Science Limited, the creation of the 24seven joint venture and certain other staff reorganizations.
                                17

   Energy purchased for resale and fuel consumed for the three months ended June 30, 2001 was pounds 1.5 billion compared with pounds 0.6 billion for the same period in 2000, primarily as a result of the increase in merchant energy trading activity together with the impact of Norweb Energi and Kiel AG since their acquisition. Other operating expenses were higher compared with the three month period of 2000, mainly due to the inclusion of Norweb Energi and Kiel AG, offsetting reductions to depreciation expense for the three months ended June 30, 2000 which has been restated to reflect the change in depreciation as described in Note 4 to Financial Statements.

   Net interest expense (interest expense less interest income) for the three months ended June 30, 2001 was pounds 83 million compared with pounds 75 million for the same period in 2000, primarily due to increased borrowings used to finance the Norweb Energi and Kiel AG acquisitions.

   Total income tax expense for the three months ended June 30, 2001 was pounds 35 million compared with pounds 18 million for the same period in 2000. The effective tax rate in 2001 was affected by higher amounts of amortization of goodwill from the Norweb Energi and Kiel AG acquisitions. The effective tax rate in 2000 was impacted by non-deductible items related to a capital lease and non-deductible expenses related to the investment in Hidrocantabrico.

   Minority interest for the three months ended June 30,  2001, has  increased  in  comparison with the  same  period  in  2000 primarily as a result of including the 49% minority ownership in Kiel AG.

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

Six Months Ended June 30, 2001 Compared With Six Months Ended
     June 30, 2000

   Overview - Net income for the six months ended June 30, 2001 was pounds 83 million compared with pounds 78 million for the same period in 2000. Included in net income for the 2000 period is pounds 7 million (net of deferred taxes of pounds 3 million) for the cumulative effect on periods prior to December 31, 1999 of a change in the method of depreciating distribution system assets from an accelerated method to a straight line method. The previously reported period ended June 30, 2000 has been changed to reflect the new depreciation method from January 1, 2000 as well as the restatement in calculating minority interest. The improvement in net income for 2001 reflects a continued strong performance in merchant energy trading activities across Europe, the timing of earnings from the Norweb Energi business and a gain from the sale of Hidrocantabrico as well as lower restructuring costs. These favorable factors offset the effect of lower networks revenues and higher interest and related charges. After adjusting for the effect of the disposal of the metering business and restructuring costs, net income in the 2000 period was pounds 98 million compared with pounds 103 million for the 2001 period (after deducting restructuring costs).

   Income before interest was pounds 354 million for the six months ended June 30, 2001 compared with pounds 282 million for the same period in 2000. Revenues of pounds 4.2 billion for the first six months of 2001 were up over 100% compared with the pounds 2.0 billion for the first six months of 2000.

   The increase in revenues resulted primarily from increased merchant energy trading activity and the inclusion of the results of Norweb Energi and Kiel AG since their acquisition. These revenue increases were partially offset by decreased revenues in the networks segment resulting from price reductions following the April 1, 2000 OFGEM distribution price review. Within the Energy segment, in addition to the effect of the inclusion of Norweb Energi and Kiel AG, UK gas prices continued to be higher and more volatile than in the same period in 2000.

   During the six months ended June 30, 2001 and 2000, TXU Europe recorded restructuring charges and other costs of pounds 28 million and pounds 56 million pre-tax (pounds 20 million and
                                18
pounds 41 million after-tax), respectively. Included in the costs for 2000 was pounds 7 million of costs associated with the offer for Hidrocantabrico, recorded in Other Income - Net. The majority of the remaining costs consisted of asset writedowns and other exit and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits), primarily as a result of contracting TXU Europe's customer service operations to Vertex Data Science Limited, the creation of the 24seven joint venture and certain other staff reorganizations.

   Energy purchased for resale and fuel consumed for the six months ended June 30, 2001 was pounds 3.3 billion compared with pounds 1.3 billion for the same period in 2000, primarily as a result of the increase in merchant energy trading activity together with the impact of Norweb Energi and Kiel AG since their acquisition. Other operating expenses for the six months ended June 30, 2001were higher compared with the same period in 2000, mainly due to the inclusion of Norweb Energi and Kiel AG, offsetting reductions to depreciation expense for the six months ended June 30, 2001 which has been restated to reflect the change in depreciation as described in Note 4 to Financial Statements.

   Net interest expense for the six months ended June 30, 2001 was pounds 176 million compared with pounds 148 million for the same period in 2000, primarily due to increased borrowings to finance the Norweb Energi and Kiel AG acquisitions and accelerated amortization of debt issue costs following the early repayment of the rent factoring debt in January 2001.

   Total income tax expense for the six months ended June 30, 2001 was pounds 73 million compared with pounds 52 million for the same period in 2000. The effective tax rate in both periods is affected by amortization of goodwill and other non-deductible items primarily related to a capital lease. The effective tax rate in the 2000 period is also adversely
impacted   by   non-deductible   expenses   related   to    the
Hidrocantabrico offer.

   Minority interest in the six-month period ended June 30, 2001, has increased in comparison with the same period in 2000, primarily as a result of including the 49% minority ownership in Kiel AG.

   See Note 8 to Financial Statements for information on revenues and income before interest by operating segment.


OPERATING STATISTICS

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          ------------------  -----------------
                                            2001       2000     2001      2000
                                          -------   --------  -------   -------
PHYSICAL SALES VOLUMES
  Electricity (gigawatt-hours)-(GWh):
    Industrial and commercial .........    6,404     3,602     12,728     7,191
    Residential .......................    5,064     2,399     11,769     6,973
                                         -------    ------    -------   -------
      Total electricity ...............   11,468     6,001     24,497    14,164
                                         =======    ======    =======   =======

  Gas (billion cubic feet)- (Bcf):
    Industrial and commercial .........       12        13         35        31
    Residential .......................       17         8         58        28
                                         -------    ------    -------   -------
      Total gas .......................       29        21         93        59
                                         =======    ======    =======   =======
  Wholesale energy sales:
    Electricity (GWh)..................   31,605    33,263     75,355    57,698
                                         =======    ======    =======   =======
    Gas (Bcf) .........................      345       275        724       461
                                         =======    ======    =======   =======

  Electricity units distributed (GWh)..    7,404     7,621     17,308    16,825
                                         =======    ======    =======   =======

----------------------------------------------------------
CUSTOMERS (end of period & in thousands)
  Electricity (retail) ................    4,477     2,717
  Gas .................................    1,276       714


Results by Segment

   Energy - The Energy business segment is managed on a geographical basis - in the UK and in continental Europe which comprises the Central European, Nordic, Iberian and German
(Kiel AG) operations.

   UK - Revenues for the three months ended June 30, 2001 were pounds 1.6 billion compared to pounds 0.7 billion for the three months ended June 30, 2000. The increase is partly associated with the inclusion of results from Norweb Energi (pounds 184 million), since acquisition in August 2000. The balance of the increase reflects the significant increase in merchant energy trading activity.

   Income  before interest for the three months ended June  30,
2001 was pounds 91 million compared to pounds 61 million for the same period in 2000. The UK electricity business contributed pounds 35 million more in the three months in 2001 than in the same period in 2000. The improvement in electricity reflects the levels and more balanced timing of income resulting from the Norweb Energi acquisition and shows the strength of TXU Europe's operations in the new UK electricity market since implementation of NETA. This margin increase was partially offset by an increase in operating expenses, mainly
                                20
from restructuring costs. Margin contribution by gas trading activities for the three months ended June 30, 2001 was relatively unchanged from the prior year period as prices stabilized and became less volatile.

   Revenues for the six months ended June 30, 2001 were  pounds
3.5 billion compared to pounds 1.8 billion for the six months ended June 30, 2000. The increase is partly associated with the inclusion of the results from Norweb Energi (pounds 452 million), since acquisition in August 2000. The balance reflects the significant increase in merchant energy trading activity.

   Income before interest for the six months ended June 30, 2001 was pounds 212 million compared to pounds 160 million for the period ended June 30, 2000. This increase primarily reflects an improvement in margins of pounds 80 million offset by an increase in operating costs of pounds 30 million. The margin improvement consisted of pounds 19 million of higher electricity margins and pounds 62 million of higher gas margins, which were primarily due to rising and volatile gas prices in comparison to the previous year period. The increase in operating costs reflects the inclusion of Norweb Energi and an increase in restructuring charges of pounds 6 million.

   Continental Europe - Revenues for the three months ended June 30, 2001 were pounds 304 million compared to pounds 69 million for the same period in 2000. Part of the increase is due to the inclusion of Kiel AG (pounds 45million), and the balance is due to the increase in merchant energy trading activity in continental European markets, primarily through continuing portfolio-driven improvements in the Nordic region. This merchant energy trading activity has increased steadily from the relatively low volumes in the three months ended June 30, 2000.

   Income before interest for the three months ended June 30, 2001 was pounds 58 million compared to pounds 2 million for the same period in 2000. This increase reflects the pre-tax gain on the sale of the investment in Hidrocantabrico (pounds 50 million), the inclusion of Kiel AG (pounds 3 million) since acquisition and profitable trading in the Nordic region (pounds 7 million) partly offset by the effect of a softening of prices in Central European markets (pounds 4 million). The shares in Hidrocantabrico had been acquired during 1999 and 2000 as part of the Europe-wide merchant energy portfolio. The gain from this sale reinforces TXU Europe's record in capturing capital as well as profits from the portfolio model, as evidenced by gains reported most recently in 2001 from the sale of the North Sea upstream gas business and in the previous year the gain from the investment in SME in the Czech Republic. TXU Europe intends such sales, where appropriate, to continue to form part of the business model and results profile for TXU Europe. TXU Europe's interest in the trading and business development opportunities in the Spanish market continues.

   Revenues for the six months ended June 30, 2001 were pounds 641 million compared to pounds 119 million for the six months ended June 30, 2000. The increase is partly due to the inclusion of Kiel AG (pounds 106 million). The balance of the increase is due to the increase in merchant energy trading activity in the Central European and Nordic markets.

   Income before interest for the six months ended June 30, 2001 was pounds 83 million compared to pounds 6 million for the six-month period ended June 30, 2000. The increase reflects the gain on the sale of the investment in Hidrocantabrico (pounds 50 million), Kiel AG results (pounds 15 million) and profitable trading in the Nordic region (pounds 19 million) partly offset by a softening of prices in Central European markets (pounds 7 million).


   Networks - Revenues for the three months ended June 30, 2001 were pounds 72 million compared to pounds 78 million for the same period in 2000. The reduction is due to adverse movements in the mix of volumes distributed at different tariff rates.

     Income before interest for the three months ended June 30, 2001 was pounds 22 million compared to pounds 25 million for the same period in 2000. This reduction results from the reduced revenues partly offset by the reduction in depreciation expense resulting from the change in depreciation and to
                                21
reduced operating expenses. Operating cost savings reflect the on-going cost savings and operating efficiencies resulting from the operation of the electricity distribution system by its 50% owned 24seven joint venture.

     Revenues for the six months ended June 30, 2001 were pounds 161 million compared to pounds 201 million for the six months ended June 30, 2000. The reduction is largely due to the impact of the OFGEM Distribution Price Review (pounds 29 million) which was effective as of April 1, 2000.

     Income before interest for the six months ended June 30, 2001 was pounds 64 million compared to pounds 93 million for the period ended June 30, 2000. The reduction is explained by the reduced revenues, as discussed above, partly offset by reduced depreciation expense from the change in depreciation and by reduced operating expenses. Operating cost savings reflect the on-going cost savings and operating efficiencies resulting from the 24seven joint venture.

     Other - Income before interest for the three months ended June 30, 2001 was pounds 6 million compared to pounds 30 million for the same period in 2000. Income before interest for the six months ended June 30, 2001 was pounds 12 million compared to pounds 31 million for the same period in 2000.
Included in the results for 2001 is the pre-tax gain on the sale of the North Sea upstream gas business (pounds 7 million) while the 2000 period includes the pre-tax gain from the sale of the metering business (pounds 30 million).

Comprehensive Income

   The unrealized holding gains on investments are primarily related to market changes in the value of the 19.2% investment in Hidrocantabrico, which were realized into earnings with the sale of the investment in the second quarter of 2001.

   The implementation of Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" resulted in a cumulative effect reduction of pounds 72 million net of tax in Other Comprehensive Income as of January 1, 2001. During the quarter ended June 30, 2001, the change in fair value of cash-flow hedges was a reduction of pounds 3 million after tax while pounds 30 million after tax of the deferred amount was recognized in earnings. In addition, with the implementation of NETA in the UK, most of the derivative contracts used to hedge exposure to changes in the Pool prices have now been renegotiated into bilateral contracts and are now considered to be "normal purchase" contracts, thus removing them from SFAS No. 133 classification as cash-flow hedges. These have been reflected as an increase in Other Comprehensive Income (pounds 7 million net of tax reduction for the second quarter of 2001) with a corresponding decrease in Derivative Liabilities. See
Note 3 to Financial Statements for additional information.

   The implementation of SFAS No. 133 has had minimal effect on TXU Europe's results of operations. The merchant energy trading businesses in the UK and continental Europe use mark-to-
market  accounting  for  their  trading  activities.   Merchant
energy trading transactions that are derivatives pursuant to SFAS No. 133 also are required to be accounted for using mark-to-market accounting. Therefore, SFAS No. 133 has not affected merchant energy trading operating results.

   TXU Europe has historically used, and will continue to use, other derivatives to offset future cash flow volatility in interest rates, currency exchange rates and energy commodities, essentially converting variable arrangements to fixed arrangements. The fair value of derivatives that are effective as cash-flow hedges are recorded as derivative assets or liabilities with an offset in Other Comprehensive Income. Accordingly, the principal impact of SFAS No. 133 has been on the balance sheet.
                                22

   The balance sheet value of these derivative assets or liabilities can change significantly from quarter to quarter based on changes in market expectations of economic events, such as movements in foreign exchange rates, the recent drop in interest rates and changes in actual and expected natural gas and electricity prices. The fair value of these cash-flow-hedge derivatives is determined each quarter based on actual and forecasted interest rates, currency rates and commodity prices. Consistent with the above, the effect of changes in fair value is reflected in the derivative asset or liability and in Other Comprehensive Income.

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

Credit Risk

       See  Note  9 to Financial Statements for information  on
Credit Risk.


LIQUIDITY AND CAPITAL RESOURCES

Six  Months Ended June 30, 2001 Compared with Six Months  Ended
June 30, 2000

   For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Europe's 2000 Annual Report on Form 10-K (2000 Form 10-K). Results for the three-month and six- month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU Europe have occurred subsequent to year-end other than as disclosed in other reports of TXU Europe or included herein.

   Cash generated by operating activities was pounds 67 million for the six months ended June 30, 2001 compared with pounds 156 million for the same period in 2000. Cash flows provided by operating activities before changes in operating assets and liabilities were pounds 205 million for the 2001 period and pounds 144 million for the 2000 period. Included in the 2001 amounts were non-cash mark-to-market gains of pounds 48 million. Changes in operating assets and liabilities used pounds 138 million for the six months ended June 30, 2001 compared with cash provided of pounds 12 million for the same period of 2000. The lower cash flows from operating activities is primarily attributable to lower levels of receivables sold or collateralized under the receivable securitization program, to reduced cash flows from UK merchant energy trading operations and to a replenishment of coal inventory at certain generating plants.

   Cash provided by investing activities was pounds 132 million for the six months ended June 30, 2001 compared with cash used in investing activities of pounds 167 million for the same period in 2000. In the 2001 period, TXU Europe received pounds 325 million from the sale of its investment in Hidrocantabrico in Spain and a net pounds 102 million from the sale of the North Sea gas assets. Capital expenditures were pounds 108 million in 2001 compared with pounds 95 million in 2000. In the 2001 period, TXU Europe acquired Kiel AG for pounds 145 million. The acquisition of investments in 2000 was primarily for the purchase of additional shares in Hidrocantabrico.
                                23

   Cash used for financing activities for the six months ended June 30, 2001 was pounds 673 million compared with cash provided of pounds 109 million for the same period of 2000. For the first six months of 2001, long-term debt borrowings were pounds 107 million while repayments of long-term debt were pounds 475 million, primarily for the early repayment of the rent factoring arrangement and scheduled payments on certain capital leases. For the six months ended June 30, 2000, borrowings of long-term debt were pounds 474 million and repayments were pounds 607 million. There also was pounds 95 million of Preferred Securities of a subsidiary perpetual trust issued in March 2000.

Financing Arrangements

   See  Note  6  to  Financial Statements for more  information
concerning  available  sources  of  short-term  and   long-term
financing.

Effect of Inflation

   Because   of   the   relatively  low  level   of   inflation
experienced in the UK, inflation did not have a material impact on TXU Europe's results of operations for the periods presented herein.

Regulation and Rates

     New Licensing Arrangements - Under the UK Utilities Act 2000, which became effective in April 2001, the concept of a company holding a "Public Electricity Supply License" (a PES company) will be abolished when the relevant commencement orders are laid before parliament. This is likely to take place in the autumn of 2001, and a significant feature is that one entity will not be able to have legal ownership of both an electricity distribution business and an electricity supply business. Currently, the legal entity Eastern Electricity Ltd (a wholly owned subsidiary of TXU Europe Group plc) is a PES company. In accordance with the legislation the electricity supply business included in Eastern Electricity Ltd will be transferred to an affiliate company (another wholly owned
subsidiary   of  TXU  Europe  Group  plc)  leaving   only   the
electricity distribution business within Eastern Electricity Ltd. TXU Europe does not anticipate these new arrangements having any significant financial impact on the consolidated financial statements.

     The UK Utilities Act 2000 includes provision for the Gas and Electricity Markets Authority (the Regulator) to impose on a license holder a financial penalty where the license holder has contravened or is contravening a condition or requirement, or has failed to achieve any standard of performance prescribed under the legislation. The financial penalties regime is scheduled for commencement later this year. Such penalties will be subject to a maximum limit. The current proposal presently undergoing public consultation is for the maximum limit to be set at 10% of the revenue of the company, generated within Great Britain, which is the holder of the relevant license. In addition it is currently proposed that the maximum penalty at the rate of 10% should apply to that revenue for each year in which the breach or failure took place, up to a maximum of three years. TXU Europe is not presently aware of any matters that would make it subject to significant penalties.

   New Electricity Trading Arrangements (NETA) -NETA was implemented in the UK on March 27, 2001, replacing the Pooling and Settlement Agreement (the Pool) arrangements for wholesale electricity trading in England and Wales. NETA provides those companies wishing to buy and sell electricity the freedom to enter into directly negotiated contracts instead of having to trade through the Pool. Under the new arrangements, bulk electricity is traded through a variety of bilateral and physical contracts. Market participants include not only generators and suppliers but also traders, such as energy wholesalers, with physical positions. Accordingly, implementation of NETA has eliminated the Pool. The new arrangements provide mechanisms for near real-time clearing and settlement of differences between contractual and physical positions of those buying, selling, producing and consuming electricity. A balancing mechanism enables the system operator
                                24

(National Grid Company) to change levels of generation and demand to near real-time; and a mechanism for imbalance settlement provides for the settling of the differences between net physical and net contractual position of parties.

   The  first  three months of NETA have been characterized  by market participants adapting their operations and systems to accommodate new processes and requirements; furthermore, market participants have experienced either charges or credits from the balancing mechanism. TXU Europe has had positive results to date. Requests for the modification to the NETA rules have been made by some participants, but TXU Europe expects these will be resisted. The long-term effect of NETA will become clearer over coming months when many business customers negotiate power contracts with suppliers in the new environment. Prices could be reduced, but volatility in the NETA Balancing Mechanism could put upward pressure on end prices.

     Another consequence of the introduction of NETA is that operators of combined heat and power (CHP) plants argue that they have been disadvantaged because their output is usually contracted to produce heat and they can only sell the excess power surplus to their onsite needs at prices dictated by the balancing mechanism. Government ministers have asked for a report from OFGEM on the impact of NETA on these embedded generators.


CHANGES IN ACCOUNTING STANDARDS

   New   Accounting  Standards  -  See  Note  2  to   Financial
Statements for a discussion of new accounting standards.


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
                                25

Item  3.  Quantitative and Qualitative Disclosures About Market
Risk

   The information required hereunder is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the TXU Europe 2000 Form 10-K and is therefore not presented herein. Changes in the fair value of TXU Europe's cash flow hedges for foreign currency, interest rate and energy related derivative contracts that were discussed in the 2000 Form 10-K, are recorded as a component of Other Comprehensive Income as a result of implementation of SFAS No. 133. Other than as described therein, since December 31, 2000 there has been no significant change in the contractual terms and notional amounts of such derivatives as disclosed in the TXU Europe 2000 Form 10-K.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   In February 1997, the official government representative of pensioners (Pensions Ombudsman) made a final determination against the National Grid Company plc (National Grid) and its group trustees with respect to complaints by two pensioners in National Grid's section of the Electricity Supply Pension Scheme (ESPS). The determination related to the use of the pension fund surplus resulting from the June 30, 1992 actuarial valuation of the National Grid section to meet certain costs arising from the payment of pensions on early retirement upon reorganization or downsizing. This determination was set aside by the High Court on June 10, 1997, and the arrangements made by National Grid and its group trustees in dealing with the surplus were confirmed. The two pensioners appealed this decision to the Court of Appeal, and judgment was received which endorsed the Pensions Ombudsman's determination that the corporation was not entitled to unilaterally deal with any surplus. National Grid appealed the decision to the House of Lords and, on April 4, 2001, the appeal was allowed. The House of Lords found that National Grid was entitled to use the surplus funds as they had done. As a result of the decision of the House of Lords, TXU Europe considers that the likelihood of a claim of this nature being made against it to be remote.



Item 6.      Exhibits and Reports On Form 8-K


 (a)Exhibits filed as a part of Part II are:


     None

 (b) Reports on Form 8-K filed since March 31, 2001, are as follows:


     None

                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        TXU EUROPE LIMITED


                                       By  /s/ Paul C. Marsh
                                          -------------------
                                             Paul C. Marsh
                                      Chief Operating Officer



                                       By  /s/ Henry Davies
                                          -------------------
                                           Henry Davies
                                    Principal Accounting Officer




Date:  August 9, 2001


                                27
2133: