Form 10-Q
period 2001-09-30
TXU EUROPE LTD
filed 2001-11-13
CIK 1088691

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549



                           FORM 10-Q


  (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934



       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



                            - OR -

(    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


              Commission File Number 001 - 15709


                      TXU Europe Limited




                                                       I.R.S.
  Incorporated under the                     Employer Identification
Laws of England and Wales                          No. 98-0188080





 The Adelphi, 1-11 John Adam Street, London, England WC2N 6HT
                      011-44-207-879-8081



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x        No ____



 Common Stock outstanding at November 12, 2001 - 2,455,705,299 shares, at US$1 par value, and 100 deferred shares, at pounds 1 par value.

TABLE OF CONTENTS


Part I. Financial information                                     Page

     Item 1.  Financial Statements

            Condensed Statements of Consolidated Income -
            Three and Nine Months Ended September 30,
              2001 and 2000 .....................................    1

            Condensed  Statements of Consolidated Comprehensive
             Income -
            Three and Nine Months Ended September 30,
              2001 and 2000 .....................................    2

            Condensed Statements of Consolidated Cash Flows -
            Nine  Months  Ended  September 30, 2001 and 2000 ....    3

            Condensed Consolidated Balance Sheets -
            September 30, 2001 and December 31, 2000 ............    4

            Notes to Financial Statements .......................    5

            Independent Accountants' Report .....................   15

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...............   16

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk .......................................   26


Part II. Other Information
     Item 1.  Legal Proceedings .................................   26

     Item 6.  Exhibits and Reports on Form 8-K ..................   26

Signatures ......................................................   27

                               (i)

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              TXU EUROPE LIMITED AND SUBSIDIARIES
          CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                          (Unaudited)

                                       Three Months         Nine Months
                                          Ended                Ended
                                       September 30,       September 30,
                                    ___________________  __________________

                                       2001      2000       2001       2000
                                    ________   ________  ________  ________
                                                      (pounds  million)
Operating Revenues ...............     2,008      1,013    6,215      2,985
                                    ________   ________  ________  ________
Operating Expenses
Energy purchased for resale and
  fuel consumed ..................     1,644        740    4,968      2,084
Operation and maintenance ........       221        152      668        425
Loss on sale and transfer of
  plants .........................       164          -      164          -
Depreciation and other
  amortization ...................        37         32      122        105
Goodwill amortization ............        30         28       92         72
                                    ________   ________  ________  ________

Total operating expenses .........     2,096        952    6,014      2,686
                                    ________   ________  ________  ________
Operating Income (Loss) ..........       (88)        61      201        299
Other Income (Loss)  - Net .......        (3)        32       62         76
                                    ________   ________  ________  ________
Income (Loss) Before Interest,
  Income Taxes, Distributions
  and Minority Interest ..........       (91)        93      263        375
Interest Income ..................        11         10       36         42
Interest Expense .................        91         95      292        275
                                    ________   ________  ________  ________
Income (Loss) Before Income
  Taxes, Cumulative Effect of
  Change in Accounting,
  Distributions and Minority
  Interest .......................      (171)         8        7        142
Income Tax Expense (Benefit) .....      (153)         5      (80)        57
                                    ________   ________  ________  ________
Income (Loss) Before Cumulative
  Effect of Change in
  Accounting, Distributions and
  Minority Interest ..............       (18)         3       87         85
Cumulative Effect on Prior
  Years (to December 31, 1999)
  of Change in Depreciation
  Method (Net of pounds 3
  million tax effect) ............         -          -        -          7
Cumulative Effect of  Change in
  SFAS No. 133 Treatment
  Related to DIG Issue
  effective July 1, 2001 (Net
  of pounds 1 million tax
  effect).........................        (3)         -       (3)         -
Distributions on Preferred
  Securities of Subsidiary
  Perpetual Trust ................        (3)        (3)      (8)        (6)
Minority Interest ................         -         (2)     (17)       (10)
                                     ________   ________  ________   ________
Net Income (Loss) ................       (24)        (2)       59         76
                                     ========   ========  ========   ========

See Notes to Financial Statements.

                                      1

              TXU EUROPE LIMITED AND SUBSIDIARIES
   CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                          (Unaudited)



                                              Three Months    Nine  Months
                                                 Ended           Ended
                                             September 30,   September 30,
                                            ---------------  ---------------
                                              2001    2000    2001    2000
                                             ------  ------  -------  -----
                                                   (pounds  million)

Net Income (Loss) ..........................   (24)     (2)       59     76
                                             ------  ------  -------  -----

Other Comprehensive Income (Loss)-
 Net change during period, net of tax
   effects:
   Investments classified as available
     for sale:
       Unrealized holding gains (losses)...      -      (3)       38     38
       Reclassification of net gain
         realized on sale of investments to
         other income .....................      -     (14)      (35)   (14)
   Cumulative currency translation
     adjustment ...........................      4       -         1      1
   Cash flow hedges (under SFAS No.
     133):
     Cumulative transition adjustment as
       of January 1, 2001 .................      -       -       (72)     -
     Net change in fair value of
       derivative losses ..................    (19)      -       (30)     -
     Amount realized in earnings during
       the period .........................     40       -        76      -
                                            ------   ------  -------  -----
Total .....................................     25      (17)     (22)    25
                                            ------   ------  -------  -----
Comprehensive Income (Loss) ...............      1      (19)      37    101
                                            ======   ======  =======  =====

See Notes to Financial Statements.

              TXU EUROPE LIMITED AND SUBSIDIARIES
        CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Unaudited)


                                              Nine Months
                                                 Ended
                                             September 30,
                                         -------------------
                                           2001        2000
                                          ______     ______
                                           (pounds million)

Cash Flows - Operating Activities
 Net income .............................    59          76
 Adjustments to reconcile net income to
   cash provided by operating activities:
 Cumulative effect of change in
   accounting principle .................     4         (10)
 Loss (gain) on sale of assets and
   other investments ....................   104         (58)
 Depreciation and amortization ..........   214         178
 Deferred income taxes (benefits)........  (139)         29
 Minority interest ......................    17          10
 Changes in merchant energy trading
   assets and liabilities ...............   (90)          -
 Changes in operating assets and
   liabilities ..........................   (24)        114
 Other ..................................    (5)          9
                                          ______     ______
    Cash provided by operating
       activities .......................   140         348
                                          ______     ______
Cash Flows - Investing Activities
 Capital expenditures ...................  (171)       (162)
 Investments ............................   (22)       (152)
 Acquisition of business ................  (153)       (319)
 Proceeds from sale of investments and
   other assets .........................   518         123
 Other ..................................     -          (4)
                                          ______     ______
    Cash provided by (used in)
       investing activities .............   172        (514)
                                          ______     ______
Cash Flows - Financing Activities
 Net borrowings under the:
   Sterling credit facility - Tranche B..    84         321
   EMTN Note ............................     -         325
   Other long-term debt..................    28          78
 Issuance of preferred securities of
   subsidiary perpetual trust ...........     -          95
 Retirements of:
   Sterling credit facility - Tranche B..  (158)       (513)
   EMTN Note ............................  (100)          -
   Other long-term debt .................  (413)       (368)
 Change in notes payable - banks and
   other short-term loans ...............  (205)        184
 Distributions on preferred securities
   of subsidiary perpetual trust.........    (6)         (3)
 Dividends paid on minority interest ....    (3)          -
 Debt financing costs....................    (1)         (7)
                                          ______     ______
  Cash (used for) provided by financing
     activities .........................   (774)       112
                                          ______     ______
Net Change in Cash and Cash
  Equivalents ...........................   (462)       (54)
Cash and Cash Equivalents - Beginning
  Balance ...............................    663        285
                                          ______     ______
Cash and Cash Equivalents - Ending
  Balance ...............................    201        231
                                          ======      ======

See Notes to Financial
Statements.

              TXU EUROPE LIMITED AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 30,  December 31,
                                                2001         2000
                                             (Unaudited)
                                              ________     _______
                                               (pounds  million)
ASSETS
Current Assets
Cash and cash equivalents ..................       201         663
Accounts receivable ........................       788         743
Inventories - at average cost...............       133          72
Merchant energy trading assets..............       608         585
Prepayments and other current assets........       247          97
                                              ________     _______
Total current assets .......................     1,977       2,160
                                              ________     _______
Investments
Restricted cash.............................       711         672
Other.......................................       434         695
                                              ________     _______
Total investments ..........................     1,145       1,367
                                              ________     _______
Property, Plant and Equipment - Net.........     2,626       2,781
Goodwill ...................................     3,972       3,945
Merchant Energy Trading Assets..............       242         121
Derivative Assets ..........................       228           -
Deferred Debits and Other Assets............       495         670
                                              ________     _______
      Total.................................    10,685      11,044
                                              ========     =======
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Notes payable - banks and short-term
loans on accounts receivable ...............       336         530
Long-term debt due currently ...............       382         862
Accounts payable:
Trade ......................................       823         712
Affiliates..................................        55          52
Merchant energy trading liabilities.........       515         571
Interest and taxes accrued..................       157          78
Other current liabilities...................       297         166
                                              ________     _______
Total current liabilities...................     2,565       2,971
                                              ________     _______
Accumulated Deferred Income Taxes...........       312         467
Provision for Unfavorable Contracts.........       514         573
Merchant Energy Trading Liabilities.........       189          81
Derivative Liabilities .....................       134           -
Other Deferred Credits and Noncurrent
 Liabilities................................       219         320
Long-term Debt, Less Amounts due
 Currently..................................     4,508       4,480
Preferred Securities of Subsidiary
 Perpetual Trust............................        95          95
Minority Interest...........................       313         258
Contingencies (Note 6)
Shareholder's Equity
Common stock (authorized  - 3,000,000,000
 shares at US$1 par and 100 deferred
 shares at pounds 1 par; issued and
 outstanding -  2,455,705, 299 shares and
 100 deferred shares).......................     1,467       1,467
Retained earnings ..........................       392         333
Accumulated other comprehensive income
(loss)......................................       (23)         (1)
                                              ________     _______
Total shareholder's equity..................     1,836       1,799
                                              ________     _______
      Total.................................    10,685      11,044
                                              ========     =======

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

   ENERGY - which consists of the energy retail business and the portfolio trading and power business. The single energy business manages the integrated portfolio of generation assets and contracts and retail customer base within two separate geographical areas - the UK and continental Europe (which comprises primarily Central Europe and the Nordic region); and

   NETWORKS - which owns, manages and, through its 50% owned networks management joint venture (24seven), operates its electricity distribution system in the UK.

   As  of  October  1,  2001, TXU Europe  has  reorganized  its ownership interests within the UK to meet requirements for separate legal ownership and licensing of electricity distribution and retail activities. The retail electricity supply business of Eastern Electricity Limited (Eastern Electricity - formerly Eastern Electricity plc) was transferred to TXU UK Limited (TXU UK - formerly called Eastern Natural Gas (Retail) Limited). At the same time the business of Norweb Energi, which was acquired by TXU Europe in August 2000, was also transferred to TXU UK, which is now the retail gas and electric supplier for TXU Europe. Eastern Electricity continues to operate the distribution business of TXU Europe.

Acquisitions

   In January 2001, TXU Europe completed the acquisition of 51% of Stadtwerke Kiel AG (Kiel AG) for pounds 145 million. The acquisition of Kiel AG was accounted for as a purchase business combination. The process of determining the fair value of the assets and liabilities of Kiel AG continues but is expected to be completed in the fourth quarter of 2001. TXU Europe's latest estimate of goodwill is pounds 107 million, which is being amortized over 40 years. This amount is subject to further revision as additional information on the fair value of assets acquired and liabilities assumed becomes available. The results of operations of Kiel AG are reflected in the consolidated financial statements from the January 8, 2001 acquisition date.

   In May 2001, TXU Europe acquired all of the share capital of Ares Energie GmbH (Ares), based in Berlin, Germany, for approximately 24 million Deutsche Marks (pounds 8 million). The acquisition of Ares was accounted for as a purchase business combination. The process of determining the fair value of the assets and liabilities of Ares continues but is expected to be completed within one year of the acquisition date. Ares is an electricity retailer that offers energy services to both business and residential customers throughout Germany.

   Pro  forma  information for the nine months ended  September
30, 2001 and 2000, reflecting the acquisitions of Kiel AG and Ares, would not be significantly different from reported amounts.

   In August 2000, TXU Europe purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc), for total consideration, including direct costs of the acquisition, of pounds 340 million. In the transaction, TXU Europe assumed certain of Norweb Energi's obligations. These include Norweb Energi's power purchase agreements, which have been integrated into TXU Europe's energy portfolio. The acquisition of Norweb Energi was accounted for as a purchase business combination. The final amount assigned to goodwill was pounds 628 million, which is being amortized over 20 years.

   The results of operations of Norweb Energi are reflected in the consolidated financial statements of TXU Europe from August 3, 2000, the effective date of the acquisition. The following summary of unaudited pro forma consolidated results of TXU Europe's operations reflect the acquisition of Norweb Energi as though it had occurred at the beginning of the comparable period of 2000.

                                                 Pro Forma
                                                Nine Months
                                                   Ended
                                             September 30, 2000
                                             -------------------
                                               pounds  million

        Operating Revenues ....................    3,584
        Operating Income ......................      363
        Net Income ............................       98


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


Dispositions

   In January 2001, TXU Europe entered into a commitment to sell its 19.2% interest in Hidroelectrica del Cantabrico, SA (Hidrocantabrico) to a consortium led by Electricidade de Portugal S.A., a Portuguese utility company, and Spanish savings bank Caja de Ahorro de Asturias for euros 24 per share. TXU Europe waived the pre-emption rights it had over 4.9% of the stock in Hidrocantabrico held by Electrabel SA
(Electrabel), an electricity company in Belgium. In April 2001, TXU Europe received net proceeds from the sale of euros 522 million (pounds 325 million) and recorded a pre-tax gain of pounds 50 million in Other Income (Loss) - Net (pounds 35 million after-tax).

   In February 2001, TXU Europe finalized the sale of its interest in the North Sea gas fields for pounds 138 million. From the date of the sale through September 30, 2001, TXU Europe has received net cash proceeds of pounds 106 million after settlement of certain outstanding issues, and recorded a net pre-tax gain of pounds 7 million in Other Income (Loss) - Net (pounds 5 million after-tax). At the time of the sale, TXU Europe entered into a forward sell contract to match the outstanding forward purchase contracts on the Johnston field portion of the North Sea assets.

   On July 12, 2001, TXU Europe completed the sale of its 1,000 MW coal-fired Rugeley generating station to International Power for pounds 200 million. Cash received at closing was pounds 67 million with the remaining cash proceeds from the sale to be received in January 2002. TXU Europe has received a letter of credit to secure the remaining cash proceeds. The pre-tax loss on the sale was pounds 24 million and is reflected as a component of Operating Income.

   On October 19, 2001, TXU Europe completed the transfer of its 380 MW Peterborough and 325 MW King's Lynn gas-fired generating stations to Centrica through a series of leasing arrangements. TXU Europe previously had a capital lease interest in each of the plants. The proceeds from the transfer was pounds 173 million. In addition, TXU Europe retained certain tax benefits. TXU Europe recorded a loss before tax in respect of these transfer of pounds 140 million and this loss is reflected as a component of Operating Income.

   The restructuring of the generating portfolio, including the sale of Rugeley and the transfer of Peterborough and King's Lynn generating stations, resulted in a net tax benefit of pounds 146 million in the third quarter. This results from the retention of certain tax benefits related to the stations and reversal of previously established deferred taxes.

   The sale and the transfer followed TXU Europe's review of its energy portfolio and in particular its UK generating portfolio that was announced last year and is in line with its flexible portfolio management strategy. Under its single energy business concept, TXU Europe allocates risk capital so as to maximize returns across each of its markets. TXU Europe may dispose of certain assets to allow redeployment of resources into faster growing opportunities. As a consequence, the composition of assets and operations in each market within the portfolio changes from time to time. TXU Europe continually reviews its energy portfolio within each of its markets.


2.   SIGNIFICANT ACCOUNTING POLICIES

   The condensed consolidated financial statements of TXU Europe and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, except for the adoption in the first quarter of 2001 of the new accounting standard for derivatives discussed in Note 3 below, on the same basis as the audited financial statements included in TXU Europe's 2000 Annual Report on Form 10-K (2000 Form 10-K). In the opinion of TXU Europe's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the US Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications.

   Unless otherwise indicated, all amounts in the financial statements and notes to financial statements are stated in millions of UK pounds sterling.

   New Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", became effective for TXU Europe on July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method.

   SFAS No. 142, "Goodwill and Other Intangible Assets", is effective for TXU Europe beginning January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. The amortization of TXU Europe's existing goodwill (approximately pounds 123 million on an annualized basis) will cease after December 31, 2001.

   In addition, SFAS No. 142 requires TXU Europe to complete a transitional goodwill impairment test six months from the date of adoption and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations.

   As part of its implementation effort to adopt SFAS No. 142, TXU Europe is in the process of determining its reporting units as defined by SFAS No. 142, the fair value of those reporting units and the allocation of goodwill to those reporting units based upon their determined fair value.

   SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU Europe beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures.

   SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", will be effective for TXU Europe beginning January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

   TXU Europe is evaluating the impact the adoption of these standards will have on its financial position and results of operations.


3.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

   On  January  1,  2001,  TXU Europe  adopted  SFAS  No.  133,
"Accounting for Derivative Instruments and Hedging Activities", as amended and as extended by SFAS No. 137 (June 1999) and further amended by SFAS No. 138 (June 2000).

   In accordance with the transition provisions of SFAS No. 133, TXU Europe recorded, as of January 1, 2001, a cumulative effect of pounds 72 million after-tax as a decrease to Other Comprehensive Income to recognize the fair value of all derivatives effective as cash-flow hedging instruments. For the period from transition to September 30, 2001, pounds 38 million of this cumulative transition net loss has been reclassified into earnings.

   Impact of NETA - Prior to the implementation of NETA on March 27, 2001, almost all electricity generated in England and Wales had to be sold to the wholesale trading market for electricity, commonly known as the Pool. In turn, electricity suppliers generally had to buy electricity from the Pool for resale to their customers. Even groups that are both generators and licensed suppliers, like TXU Europe, in most circumstances, had to act through the Pool to sell all the electricity they generated and to purchase all the electricity they sold to customers. Prices for electricity were set by the Pool for each half hour, based on bids of generators and a complex set of calculations designed to match supply and demand.

   NETA provides those companies wishing to buy and sell electricity the freedom to enter into directly negotiated contracts instead of having to trade through the Pool. Under the new arrangement, bulk electricity is traded on one or more exchanges and through a variety of bilateral and physical contracts. Market participants include not only generators and suppliers but also traders, such as energy wholesalers, with physical positions. Consequently, the implementation of NETA has eliminated the Pool. Most of the derivative contracts used to hedge exposure to changes in Pool prices have now been renegotiated into bilateral contracts. These contracts, previously qualifying as cash flow hedges, are now considered to be "normal purchase" contracts.

   Financial Summary - The implementation of SFAS No. 133 has not affected reported operating results of merchant energy trading activities. The merchant energy trading businesses in
the   UK   and  continental  Europe  have  used  mark-to-market
accounting for their trading activities, consistent with the required accounting under SFAS No. 133 for trading transactions that are derivatives. However, as a result of SFAS No. 133 and ongoing implementation issues, contracts that no longer meet the normal purchase exception effective July 1, 2001 are marked-to-market.

   Essentially all of the terms of TXU Europe's derivatives match the terms of its underlying hedged items. As a result, TXU Europe experienced minimal hedge ineffectiveness of pounds
0.4 million, mainly from treasury hedges, for the nine months ended September 30, 2001. This amount was reported in Interest Expense and represented the total ineffectiveness of all cash-flow hedges. Also, pounds 0.5 million of net derivatives losses were realized as a result of the discontinuance of cash-flow hedges related to certain forecasted treasury transactions that are not likely to occur.

   Ongoing implementation issues being addressed by standard-setting groups may affect the application of SFAS No. 133. In April 2001, the Financial Accounting Standards Board (FASB) finalized a conclusion that volume option contracts do not qualify for the normal purchase and sale exception. As a result, certain of TXU Europe's gas option contracts have been accounted for as derivatives since July 1, 2001 in accordance with the transition provisions of such revised guidance. Results for the third quarter reflect, as required by the guidance, a charge of pounds 3 million (net of pounds 1 million tax) as a cumulative effect of a change in accounting principle. Further mark-to-market gains of pounds 21 million were recorded in respect of the contracts during the third quarter of 2001.

   In June 2001, the FASB approved a number of implementation issues regarding the normal purchase and sale exception. One of the issues applied exclusively to the electric industry and provided for the normal purchase and sale exception under specific circumstances. TXU Europe evaluated its electricity contracts under the new guidance and determined that they will qualify for the normal purchase and sale exception from July 1, 2001.

   As of September 30, 2001, TXU Europe expects that less than pounds 1 million of after-tax net losses now included in the net gains/losses from derivative instruments that are accumulated in Other Comprehensive Income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the presence of cash-flow hedges. The amount is affected by the uncertainty that NETA has brought to the industry and its effect on near-term contract prices.


4.   RESTRUCTURING CHARGES AND OTHER COSTS

   During the nine months ended September 30, 2001 and 2000, TXU Europe recorded restructuring charges and other costs of pounds 46 million and pounds 66 million pre-tax (pounds 32 million and pounds 48 million after-tax), respectively. The majority of the costs consisted of asset writedowns and other exit and redundancy costs, primarily as a result of contracting TXU Europe's customer service operations to Vertex Data Science Limited, the creation of the 24seven joint venture and certain other staff reorganizations. Redundancy costs represent severance benefits paid to staff under voluntary retirement programs and related pension benefits. The asset writedowns were charged to depreciation expense. The rest of these costs have been recorded in operation and maintenance expense.

   For the nine months ended September 30, 2001, pre-tax restructuring charges consisted of pounds 26 million of asset writedowns, pounds 13 million of other exit costs (primarily facility closing costs) and redundancy costs of approximately pounds 7 million related to termination benefits for 65 employees that had accepted the benefits.

   For the nine months ended September 30, 2000, pre-tax restructuring costs consisted of redundancy costs of pounds 26 million related to voluntary termination benefits for 476 employees that accepted the benefits, pounds 17 million of other exit costs (primarily facility closing costs) and pounds 16 million of asset writedowns. In addition, pounds 7 million of costs associated with the offer for Hidrocantabrico were recorded in Other Income - Net.

   Cash payments during the nine months ended September 30, 2001and 2000, totaled pounds 10 million and pounds 19 million of redundancy costs and pounds 4 million and pounds 9 million of other exit costs, respectively.


5.   FINANCING

   Short-term   Facilities  -  In  January  2001,  TXU   Europe
borrowed euros 182 million (pounds 115 million) at 5.54% per annum under its pounds 300 million 364-day revolving credit
facility,  as  part of the financing to acquire Kiel  AG.   The
facility matured on August 22, 2001, however only euros 417 million (pounds 260 million) of this facility was extended for another twelve months and was outstanding as of September 30, 2001.

   Also in January 2001, TXU Europe repaid its pounds 150 million Eastern Electricity revolving credit balance. In April 2001, TXU Europe repaid the 1.3 billion Czech Koruna (CzK) (pounds 23 million) outstanding under its short-term CzK facility, and the facility expired. This short-term borrowing had been used to hedge the net investment in a CzK - denominated company, Teplarny Brno. TXU Europe then entered into a foreign currency derivative to serve as the replacement hedge of this investment. In May 2001, TXU Europe repaid and allowed to expire a euros 250 million (pounds 158 million) facility.

   Accounts Receivable Securitization - TXU Europe has facilities with a commercial bank to provide financing through trade accounts receivable whereby TXU UK may sell up to pounds 300 million of its electricity and gas receivables and TXU Finance (No.2) Limited (TXU Finance), which is 90% owned by TXU Europe, may borrow up to an aggregate of pounds 175 million, collateralized by future receivables of TXU UK, through a short-term note issue arrangement. The program has an overall limit of pounds 300 million.

   TXU UK continually sells additional receivables to replace those collected. During the nine months ended September 30,
2001, TXU UK sold pounds 1.6 billion in receivables under the program to replace those receivables that had been collected. Such sales resulted in no gain or loss. Under the program, TXU UK has a receivables servicing obligation but does not incur a measurable asset or liability. At September 30, 2001, accounts receivable of Eastern Electricity were reduced by pounds 170 million under the program and pounds 34 million of future receivables sold were reflected as other short-term loans on the balance sheet. These borrowings bear interest at an annual rate, which was 4.49% at September 30, 2001, based on commercial paper rates plus a margin.

   Total   -   As  of  September  30,  2001,  total  short-term
borrowings aggregated pounds 336 million with a weighted average annual interest rate of 5.4%.

   Long-Term Lines of Credit - At September 30, 2001, TXU Europe and TXU Finance had a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Sterling Credit Agreement). As of September 30, 2001, the Sterling Credit Agreement provided for borrowings of up to pounds 1.075 billion and had two facilities: a pounds 750 million term facility and a pounds 325 million revolving credit facility (Tranche B), both of which terminate on March 2, 2003. The Sterling Credit Agreement allows for borrowings in various currencies with interest rates based on the prevailing rates in effect in the countries in which the borrowings originate. In January 2001, in connection with the acquisition of Kiel AG, TXU Europe borrowed euros 47 million (pounds 30 million) under Tranche B. As of September 30, 2001, pounds 750 million of borrowings were outstanding under the term facility at an interest rate of 6.8% per annum, and outstanding Tranche B borrowings consisted of 700 million Norwegian kroner (NOK) (pounds 54 million) at 8.2% per annum and euros 147 million (pounds 91 million) at 4.5% per annum.

   TXU  Europe  has a euros 2.0 billion Euro Medium  Term  Note
(EMTN) program. Under the EMTN program, TXU Europe may from time to time issue notes in various currencies to one or more dealers in an aggregate principal amount outstanding of euros
2.0 billion. On September 4, 2001, pounds 100 million was repaid under this program. At September 30, 2001, there were pounds 576 million of various borrowings outstanding under this program with an aggregate weighted average interest rate of 7.1% per annum.

   In  January  2001,  the outstanding balance  of  pounds  190 million of the rent factoring loans due to banks was repaid.

   In June 2001, TXU Europe purchased approximately pounds 27 million of US Treasury securities with various maturities to match the required interest and principal repayments to maturity on a subsidiary's junior subordinated debentures held by another subsidiary. These amounts have been included in the September 30, 2001 balance sheet as restricted cash.

6. CONTINGENCIES

   Legal Proceedings - On January 25, 1999, the Hindustan Development Corporation (HDC) issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against The Energy Group PLC (TEG) (now Energy Holdings (No.3) Limited), claiming damages of pounds 255 million for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. On November 21, 2000, the Arbitrators issued their decision and dismissed HDC's claim in full, and TEG was liable only for its own legal costs involved in the case, an estimated pounds 1 million. On December 21, 2000, HDC filed a Request for Clarification of the Arbitrators' decision (Request) under
Section 33 of the Arbitration and Conciliation Act, the purpose of which is to entitle a party to arbitration to seek clarification of language used in the Arbitrators' decision. TEG filed its response to the Request on January 15, 2001, asserting that the Request was untimely made and that the language used by the Arbitrators needed no clarification. TXU Europe believes that the Arbitrators will have no alternative but to dismiss the Request. The effect of filing the Request, however, has been to stay the time HDC has to file an appeal of the Arbitrators' decision.

   In August 2000, the Spanish Stock Market Commission announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases of Hidrocantabrico in order to avoid making a formal takeover bid. TXU Europe and TXU Corp. have always maintained that there was no violation of Spanish securities laws and have fully cooperated with the investigation. The Commission has now concluded its investigation and has formally determined that neither TXU Europe nor TXU Corp. has committed any offense and all allegations have been withdrawn.

   General  -  In  addition to the above, TXU  Europe  and  its subsidiaries are involved in various other legal and administrative proceedings which, in the opinion of management, should not have a material effect on their financial position, results of operations or cash flows.

   Financial guarantees - TEG has guaranteed up to US$110 million (pounds 75 million) at September 30, 2001 of certain liabilities that may be incurred and payable by the purchasers of TEG's US and Australian coal businesses and US energy marketing operations sold in 1998 prior to acquisition of TEG by TXU Corp. These guarantees are with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan and are subject to certain specified conditions.

   TEG entered into various guarantees of obligations of affiliates of its former subsidiary, Citizens Power LLC, arising under power purchase agreements and note purchase agreements in connection with various Citizens Power LLC energy restructuring projects, as well as various indemnity agreements in connection with such projects. TXU Europe and TEG continue to be either the guarantor or the indemnifying party, as the case may be, under these various agreements.

7.   SEGMENT INFORMATION

   TXU  Europe has two reportable operating business  segments,
Energy and Networks. Beginning in the first quarter of 2001, TXU Europe undertook an internal reorganization of its businesses to reflect a single energy business concept for the management of its energy activities in a consistent manner in its different geographical areas. Amounts for the three months and nine months ended September 30, 2000 have been reclassified to conform to the new presentation. As reflected in the tables below, the income contribution for each segment includes operating and other income on a US GAAP basis, before interest, income taxes, distributions and minority interests and after deducting a notional charge for the cost of capital (income before interest).


                          Three Months Ended September 30,
                       --------------------------------------
                              2001                2000
                       -----------------   ------------------
                                 Income              Income
                                 before              before
                       Revenues  Interest  Revenues  Interest
                       --------  --------  --------  --------
                                   (pounds  millions)


UK                        1,614      (94)       891        29
Continental Europe          360      (13)        82        19
                         ------    ------   -------   -------
    Total Energy          1,974     (107)       973        48
                         ------    ------   -------   -------
Networks                     74       23         81        22
Other                         2       (5)         4        24
Inter-segment
  eliminations              (42)       -        (45)        -
                         ------    ------   -------   -------
        Total             2,008      (89)     1,013        94
                         ======    ------   =======   -------

Cost of capital
  elimination                         35                   35
Unallocated
  corporate costs                    (37)                 (36)
                                   ------             -------
Income (loss)
  before interest,
  income taxes,
  distributions and
  minority interest                  (91)                  93
                                   ======             =======


                               Nine Months Ended September 30,
                           --------------------------------------
                                  2001                2000
                           -----------------   ------------------
                                     Income              Income
                                     before              before
                           Revenues  Interest  Revenues  Interest
                           --------  --------  --------  --------
                                       (pounds  millions)

UK                           5,106      118     2,649         189
Continental Europe           1,001       70       201          25
                            ------   ------     -----     -------
    Total Energy             6,107      188     2,850         214
                            ------   ------     -----     -------
Networks                       235       87       282         115
Other                            9        7        21          55
Inter-segment
  eliminations                (136)       -      (168)          -
                            ------   ------     -----     -------
        Total                6,215      282     2,985         384
                            ======   ------     =====     -------

Cost of capital
  elimination                           107                   112
Unallocated
  corporate costs                      (126)                 (121)
                                     ------               -------
Income before
  interest,  income
  taxes,
  distributions and
  minority interest                     263                   375
                                     ======               =======

8.   SUPPLEMENTARY FINANCIAL INFORMATION

   Accounts  Receivable  - At September 30, 2001  and  December
31,  2000, accounts receivable were stated net of uncollectible
accounts   of   pounds  25  million  and  pounds  31   million,
respectively.

   Property,  Plant and Equipment - At September 30,  2001  and
December 31, 2000, property, plant and equipment were stated net of accumulated depreciation of pounds 443 million and pounds 398 million, respectively.

   Goodwill - At September 30, 2001 and December 31, 2000, goodwill was stated net of accumulated amortization of pounds
333 million and pounds 240 million, respectively.

    Credit Risk - Credit risk relates to the risk of loss that TXU Europe would incur as a result of non-performance by counterparties. TXU Europe maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit ratings), guarantees and collateral requirements and the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Additionally, TXU Europe has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Price and credit risk are evaluated daily within the established trading policies and limits established. Any material adverse change in the financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This could result in a reduction of the credit limit or request for additional financial assurances.

   Concentration of Credit Risk - TXU Europe's exposure to credit risk in Continental Europe and the UK as of September 30, 2001 was pounds 1.9 billion (net of reserves of pounds 30 million). TXU Europe had no exposure to any one customer greater than 5% of the gross fair value of TXU Europe's trade account receivable, merchant energy trading assets and derivative assets at September 30, 2001. Most of TXU Europe's counterparties are major energy companies and financial institutions that are considered to be of investment grade, determined using publicly available information, which includes a Standard & Poor's rating of at least BBB- and a Moody's rating of at least Baa3. The risk of loss to TXU Europe arising from non-performance by counterparties is considered unlikely.

   Based on TXU Europe's policies for managing credit risk, its exposures and its credit and other reserves, TXU Europe does not anticipate a material adverse effect on its financial position or its results of operations as a result of non-performance by any counterparty.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Europe Limited:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Europe Limited and subsidiaries (TXU Europe) as of September 30, 2001, and the related condensed statements of consolidated income and comprehensive income for the three-month and nine-month periods ended September 30, 2001 and 2000 and the condensed statements of consolidated cash flows for the nine-month period ended September 30, 2001 and 2000. These financial statements are the responsibility of TXU Europe's management.

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




DELOITTE & TOUCHE
London, England
October 24, 2001

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

   As  of  October  1,  2001, TXU Europe  has  reorganized  its ownership interests within the UK to meet requirements for separate legal ownership and licensing of electricity distribution and retail activities. The retail electricity supply business of Eastern Electricity Limited (Eastern Electricity - formerly Eastern Electricity plc) was transferred to TXU UK Limited (TXU UK - formerly called Eastern Natural Gas (Retail) Limited). At the same time the business of Norweb Energi, which was acquired by TXU Europe in August 2000, was also transferred to TXU UK, which is now the retail gas and electric supplier for TXU Europe. Eastern Electricity continues to operate the distribution business of TXU Europe.

   In January 2001, TXU Europe completed the acquisition of 51% of Stadtwerke Kiel AG (Kiel AG) for pounds 145 million. The acquisition of Kiel AG was accounted for as a purchase business combination. The process of determining the fair value of the assets and liabilities of Kiel AG continues but is expected to be completed in the fourth quarter of 2001. TXU Europe's latest estimate of goodwill is pounds 107 million, which is being amortized over 40 years. This amount is subject to further revision as additional information on the fair value of assets acquired and liabilities assumed becomes available. The results of operations of Kiel AG are reflected in the consolidated financial statements from the January 8, 2001 acquisition date.

   In May 2001, TXU Europe acquired all of the share capital of Ares Energie GmbH (Ares), based in Berlin, Germany, for approximately 24 million Deutsche Marks (pounds 8 million). The acquisition of Ares was accounted for as a purchase business combination. The process of determining the fair value of the assets and liabilities of Ares continues but is expected to be completed within one year of the acquisition date. Ares is an electricity retailer that offers energy services to both business and residential customers throughout Germany.

   In January 2001, TXU Europe entered into a commitment to sell its 19.2% interest in Hidroelectrica del Cantabrico, SA (Hidrocantabrico) to a consortium led by Electricidade de Portugal S.A., a Portuguese utility company, and Spanish savings bank Caja de Ahorro de Asturias for euros 24 per share. TXU Europe waived the pre-emption rights it had over 4.9% of the stock in Hidrocantabrico held by Electrabel SA
(Electrabel), an electricity company in Belgium. In April 2001, TXU Europe received net proceeds from the sale of euros 522 million (pounds 325 million) and recorded a pre-tax gain of pounds 50 million in Other Income (Loss) - Net (pounds 35 million after-tax).

   In February 2001, TXU Europe finalized the sale of its interest in the North Sea gas fields for pounds 138 million. From the date of the sale through September 30, 2001, TXU Europe has received net cash proceeds of pounds 106 million after settlement of certain outstanding issues, and recorded a net pre-tax gain of pounds 7 million in Other Income (Loss) - Net (pounds 5 million after-tax). At the time of the sale, TXU Europe entered into a forward sell contract to match the outstanding forward purchase contracts on the Johnston field portion of the North Sea assets.

   On July 12, 2001, TXU Europe completed the sale of its 1,000 MW Rugeley coal-fired generating station to International Power for pounds 200 million. Cash received at closing was pounds 67 million with the remaining cash proceeds from the sale to be received in January 2002. TXU Europe has received a letter of credit to secure the remaining cash proceeds.
The tax loss on the sale was pounds 24 million and is reflected as a component of Operating Income.

   On October 19, 2001, TXU Europe completed the transfer through a series of leasing arrangements, of its 380 MW Peterborough and 325 MW King's Lynn gas-fired generating stations to Centrica through a series of leasing arrangements. TXU Europe previously had a capital lease interest in each of the plants. The proceeds from the transfer were pounds 173 million. In addition, TXU Europe retained certain tax benefits. TXU Europe recorded a loss before tax in respect of these transfers of pounds 140 million and this loss is reflected as a component of Operating Income.

   The restructuring of the generating portfolio, including the sale of Rugeley and the transfer of Peterborough and King's Lynn generating stations, resulted in a net tax benefit of pounds 146 million in the third quarter. This results from the retention of certain tax benefits related to the stations and reversal of previously established deferred taxes.

   The sale and the transfer followed TXU Europe's review of its energy portfolio and in particular its UK generating portfolio that was announced last year and is in line with its flexible portfolio management strategy. Under its single energy business concept, TXU Europe allocates risk capital so as to maximize returns across each of its markets. TXU Europe may dispose of certain assets to allow redeployment of resources into faster growing opportunities. As a consequence, the composition of assets and operations in each market within the portfolio changes from time to time. TXU Europe continually reviews its energy portfolio within each of its markets.


RESULTS OF OPERATIONS

   Results for the three and nine-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of acquisitions and dispositions, seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events that might affect the financial condition of TXU Europe have occurred subsequent to year-end other than as disclosed in other reports of TXU Europe or included herein.

Three Months Ended September 30, 2001 Compared to 2000

   Revenues were pounds 2.0 billion for the three months in 2001 compared with pounds 1.0 billion for the three months in 2000. The increase in operating revenues resulted from increased merchant energy trading activity, particularly in the UK, which was favorably impacted by the implementation of NETA beginning in late March, 2001, and by the inclusion of the results of Norweb Energi and Kiel AG since their acquisition on August 3, 2000 and January 8, 2001, respectively.

   Energy purchased for resale and fuel consumed for the three months ended September 30, 2001 was pounds 1.6 billion compared with pounds 740 million for the same period in 2000, primarily as a result of the increase in merchant energy trading activity together with the impact of Norweb Energi and Kiel AG since their acquisition. Other operating expenses were higher in the 2001 period compared with the three month period of 2000, mainly due to the inclusion of Norweb Energi and Kiel AG.

   During the three months ended September 30, 2001 and 2000, TXU Europe recorded restructuring charges and other costs of approximately pounds 17 million pre-tax (pounds 12 million after-tax) and pounds 10 million pre-tax (pounds 7 million after-tax), respectively. Most of these costs consisted of asset writedowns and other exit and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits), primarily a result of contracting TXU Europe's customer service operations to Vertex Data Science Limited, the creation of the 24seven joint venture and certain other staff reorganizations.

   TXU Europe had a loss before interest, income taxes, distributions and minority interest (income before interest) of pounds 91 million for the three months ended September 30, 2001 compared with income before interest of pounds 93 million for the same period in 2000. The loss for the current period resulted from the pre-tax effects of the sale and the transfer of generating stations during the quarter, totalling pounds 164 million. Before these items and the effect of restructuring costs, income before interest was pounds 90 million, compared with pounds 103 million for the same period in 2000.

   Net   interest  expense  (interest  expense  less   interest
income) for the three months ended September 30, 2001 was pounds 80 million compared with pounds 85 million for the same period in 2000, primarily due to lower levels of borrowings as a result of certain debt repayments made during the 2001 quarter and to accelerated amortization of debt issue costs following the early repayment of the rent factoring loans in January 2001.

   Total income tax benefit for the three months ended September 30, 2001 was pounds 153 million compared with an expense of pounds 5 million for the same period in 2000. The effective tax rate in 2001 was affected by credits related to the restructuring of the UK generating station portfolio. The credits arise from the retention of tax basis in the transfer and the reversal of certain tax liabilities no longer required. The tax effects associated with the sale and the transfer and the restructuring of the UK generating station portfolio totaled pounds 146 million. The effective tax rate in 2000 was affected by non-deductible items related to a capital lease and non-deductible expenses related to the investment in Hidrocantabrico.

   Net loss for the three months ended September 30, 2001 was pounds 24 million compared with a net loss of pounds 2 million for the same period in 2000. The net loss for the third quarter of 2001 primarily reflects the loss on the sale and the transfer of three generating stations.

Nine Months Ended September 30, 2001 Compared to 2000

   Operating revenues of pounds 6.2 billion for the first nine months of 2001 increased over 100% compared with the pounds 3.0 billion for the first nine months of 2000. The increase in revenues resulted primarily from increased merchant energy trading activity and the inclusion of the results of Norweb Energi and Kiel AG since their acquisition. These revenue increases were partially offset by decreased revenues in the networks segment resulting from price reductions following the April 1, 2000 OFGEM distribution price review. Within the Energy segment, in addition to the effect of the inclusion of Norweb Energi and Kiel AG, higher and more volatile UK gas prices offered more favorable arbitrage opportunities than prices in the same period in 2000.

   During the nine months ended September 30, 2001 and 2000, TXU Europe recorded restructuring charges and other costs of pounds 46 million and pounds 66 million pre-tax (pounds 32 million and pounds 48 million after-tax), respectively. Included in the costs for 2000 was pounds 7 million of costs associated with the offer for Hidrocantabrico, recorded in Other Income - Net. The majority of the remaining costs consisted of asset writedowns and other exit costs (primarily facility closing costs) and redundancy costs (severance benefits paid to staff under voluntary retirement programs and related pension benefits), primarily as a result of contracting TXU Europe's customer service operations to Vertex Data Science Limited, the creation of the 24seven joint venture and certain other staff reorganizations.

   Energy purchased for resale and fuel consumed for the nine months ended September 30, 2001 was pounds 5.0 billion compared with pounds 2.1 billion for the same period in 2000, primarily as a result of the increase in merchant energy trading activity together with the impact of Norweb Energi and Kiel AG since their acquisition. Other operating expenses for the nine months ended September 30, 2001were higher compared with the same period in 2000, mainly due to the inclusion of Norweb Energi and Kiel AG.

   Net interest expense for the nine months ended September 30, 2001 was pounds 256 million compared with pounds 233 million for the same period in 2000, primarily due to higher borrowing levels as a result of financing the Norweb Energi and Kiel AG acquisitions and to accelerated amortization of debt issue costs following the early repayment of the rent factoring debt in January 2001.

   Income before interest was pounds 263 million for the nine months ended September 30, 2001 compared with pounds 375 million for the same period in 2000. The current period results include the pre-tax effects of the sale and the transfer of generating stations during the quarter, totalling pounds 164 million. These losses were offset by the tax effects associated with the transfer and the restructuring of the UK generating station portfolio, which totalled pounds 146 million. Before these items and the effect of restructuring costs, income before interest was pounds 473 million, compared with pounds 441 million (before restructuring charges) for the same period in 2000.

   Total income tax benefit for the nine months ended September 30, 2001 was pounds 80 million compared with an expense of pounds 57 million for the same period in 2000. The change was due primarily to the items discussed above in explaining the tax benefit in the third quarter of this year. The effective tax rate in both periods is also affected by amortization of goodwill and other non-deductible items primarily related to a capital lease.

   Minority  interest in the nine-month period ended  September
30, 2001, has increased in comparison with the same period in 2000, primarily as a result of including the 49% minority ownership in Kiel AG.

   Net income for the nine months ended September 30, 2001 was pounds 59 million compared with pounds 76 million for the same period in 2000. Included in net income for the 2000 period is pounds 7 million (net of deferred taxes of pounds 3 million) for the cumulative effect on periods prior to December 31, 1999 of a change in the method of depreciating distribution system assets from an accelerated method to a straight line method. The decrease in net income for 2001 reflects a change to the timing of income following the acquisition of Norweb Energi, the effect of lower network revenue in the first quarter of 2001 following a rate reduction from April 2000 and the loss on the sale and the transfer of generating stations in the current period. Offsetting these factors has been a continued strong performance in merchant energy trading activities across Europe and a gain from the sale of Hidrocantabrico as well as lower restructuring costs. After adjusting for restructuring costs in both periods, net income in the 2001 period was pounds 91 million compared with pounds 124 million for the 2000 period.

   See Note 7 to Financial Statements for information on revenues and income before interest by operating segment.

OPERATING STATISTICS

                          Three Months Ended  Nine Months Ended
                            September 30,       September 30,
                          __________________  __________________
                             2001      2000      2001     2000
                          ________  ________  ________  ________

PHYSICAL SALES VOLUMES
Electricity (gigawatt-
 hours) - (GWh):
Industrial and
 commercial                  7,729     5,350    20,457    12,541
Residential                  3,998     3,950    15,767    10,923
                          --------  --------  --------  --------
Total electricity           11,727     9,300    36,224    23,464
                          ========  ========  ========  ========

Gas (billion cubic feet)
 - (Bcf):
Industrial and
 commercial                      8         8        42        40
Residential                      8         7        67        35
                          --------  --------  --------  --------
Total gas                       16        15       109        75
                          ========  ========  ========  ========

Wholesale energy sales :
 Electricity (GWh) *        34,989    26,887   110,344    77,023
                          ========  ========  ========  ========
 Gas (Bcf)                     431       316     1,155       777
                          ========  ========  ========  ========
Electricity units
 distributed (GWh)           7,083     7,274    24,391    24,099
                          ========  ========  ========  ========

CUSTOMERS (end of period
 & in thousands)
 Electricity (retail)        4,329     4,421
 Gas                         1,242     1,114


  * Wholesale electricity sales for 2000 have been revised to conform to the current period classification of physical volumes.

Results by Segment

   Energy - TXU Europe's energy business segment is managed on a geographical basis - in the UK and in continental Europe which comprises the Central European, Nordic, Iberian and German operations.

   UK - Revenues for the three months ended September 30, 2001 were pounds 1.6 billion compared to pounds 891 million for the three months ended September 30, 2000. The increase primarily reflects the significant increase in merchant energy trading activity, primarily an indirect result of the implementation of NETA in the UK.

   Loss before interest for the three months ended September 30, 2001 was pounds 94 million compared to income before interest of pounds 29 million for the same period in 2000. The decrease results from losses of pounds 164 million incurred on the sale and the transfer of three generating stations (noted above) and an increase of pounds 15 million of reorganization costs. Excluding the loss on the generating plant sale and transfers and the effect of reorganization costs, income before interest was pounds 56 million higher for the 2001 period than the same period in 2000. This reflects a strong contribution from merchant energy trading (pounds 70 million more than the 2000 period) where activity has increased due to more volatile gas prices. This was partially offset by an increase in operating costs associated with Norweb Energi and an increase in the sales and marketing activity during the period. The reorganization costs incurred during the 2001 period have
related   mainly   to  the  outsourcing  of  customer   service
operations.

   Revenues for the nine months ended September 30, 2001 were pounds 5.1 billion compared to pounds 2.6 billion for the nine months ended September 30, 2000. The increase is primarily associated with the significant increase in merchant energy trading activity. The balance reflects the inclusion of the results from Norweb Energi (pounds 482 million) since acquisition in August 2000.

   Income before interest for the nine months ended September 30, 2001 was pounds 118 million compared to pounds 189 million for the period ended September 30, 2000. The decrease results from losses of pounds 164 million incurred on the sale and the transfer of three generating stations and an increase in reorganization costs of pounds 21 million. Excluding these items, the underlying income before interest was pounds 114 million higher than for the same period in 2000. The increase in underlying income over the 2000 period includes increased margins from gas trading and the inclusion of Norweb, which together total pounds 180 million, offset by an increase in operating costs of pounds 71 million. The margin improvement is a consequence of increased merchant energy trading activity, taking advantage of higher and more volatile gas prices in the 2001 period over the same period in 2000 (pounds 132 million) and increased margin from the electricity business (pounds 48 million). The increase in operating costs reflects the inclusion of Norweb Energi as well as marketing costs arising from the re-branding of the retail business under a single brand umbrella (TXU Energi).

   Continental Europe - Revenues for the three months ended September 30, 2001 were pounds 360 million compared to pounds 82 million for the same period in 2000. Part of the increase is due to the inclusion of Kiel AG (pounds 41million), and the balance is due to the increase in merchant energy trading activity in continental European markets, primarily through continuing portfolio-driven improvements in the Nordic region. This merchant energy trading activity has increased steadily from the relatively low volumes in the three months ended September 30, 2000.

   Loss before interest for the three months ended September 30, 2001 was pounds 13 million compared to income before interest of pounds 19 million for the same period in 2000. This decrease reflects the mark-to-market accounting for energy contracts in the period which were adversely affected by falling prices in both the Nordic region and Central Europe.

   Revenues for the nine months ended September 30, 2001 were pounds 1.0 billion compared to pounds 201 million for the nine months ended September 30, 2000. The increase is partly due to the inclusion of Kiel AG (pounds 148 million). The balance of the increase is due to the significant increase in merchant energy trading activity in the Central European and Nordic markets.

   Income before interest for the nine months ended September 30, 2001 was pounds 70 million compared to pounds 25 million for the nine-month period ended September 30, 2000. The increase reflects the gain on the sale of the investment in Hidrocantabrico (pounds 50 million) and Kiel AG results (pounds 17 million) offset by a decrease in income before interest in Nordic and Central Europe (pounds 21 million).


   Networks - Revenues for the three months ended September 30, 2001 were pounds 74 million compared to pounds 81 million for the same period in 2000. The reduction is due to adverse movements in the mix of volumes distributed at different tariff rates.

   Income before interest for the three months ended September 30, 2001 was pounds 23 million compared to pounds 22 million for the same period in 2000. The increase results from a reduction in operating expenses. Operating cost savings reflect the on-going cost savings and operating efficiencies resulting from the operation of the electricity distribution system by its 50% owned 24seven joint venture.

   Revenues for the nine months ended September 30, 2001 were pounds 235 million compared to pounds 282 million for the nine months ended September 30, 2000. The reduction is largely due to the impact of the OFGEM Distribution Price Review (pounds 29 million) which was effective as of April 1, 2000 as well as adverse movements in the mix of volumes distributed at different tariff rates.

   Income before interest for the nine months ended September 30, 2001 was pounds 87 million compared to pounds 115 million for the period ended September 30, 2000. The decrease is due to the reduced revenues, as discussed above, offset by a reduction in operating expenses resulting from the 24seven joint venture.

   Other - Loss before interest for the three months ended September 30, 2001 was pounds 5 million compared to income before interest of pounds 24 million for the same period in 2000. Income before interest for the nine months ended September 30, 2001 was pounds 7 million compared to pounds 55 million for the same period in 2000. Included in the results for 2001 is the pre-tax gain on the sale of the North Sea upstream gas business (pounds 7 million) while the 2000 period includes the pre-tax gain from the sales of the metering business and the interest in Severomovavska energetika a.s. totaling pounds 50 million.


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

   The implementation of SFAS No. 133 has not affected reported operating results of merchant energy trading activities. The merchant energy trading businesses in the UK and continental Europe have used mark-to-market accounting for their trading activities, consistent with the required accounting under SFAS No. 133 for trading transactions that are derivatives. However, as a result of SFAS No. 133, contracts that no longer meet the normal purchase exception effective July 1, 2001 are marked-to-market.

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

   The balance sheet value of these derivative assets or liabilities can change significantly from quarter to quarter based on changes in market expectations of economic events, such as movements in foreign exchange rates, the recent drop in interest rates and changes in actual and expected natural gas and electricity prices. The fair value of these cash-flow-hedge derivatives is determined each quarter based on actual and forecasted interest rates, currency rates and commodity prices. Consistent with the above, the effect of changes in fair value of effective hedges is reflected in the derivative asset or liability and in Other Comprehensive Income.

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

Credit Risk

   See  Note  8  to  Financial Statements  for  information  on
Credit Risk.


LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended September 30, 2001 and 2000

   For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Europe's 2000 Annual Report on Form 10-K (2000 Form 10-K). Results for the three-month and nine-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU Europe have occurred subsequent to year-end other than as disclosed in other reports of TXU Europe or included herein.

   Cash generated by operating activities was pounds 140 million for the nine months ended September 30, 2001 compared with pounds 348 million for the same period in 2000. Cash provided by operating activities before changes in merchant energy trading and operating assets and liabilities was pounds 254 million for the 2001 period and pounds 234 million for the 2000 period. Included in the 2001 amounts were non-cash mark-to-market gains of pounds 90 million and the net non-cash pre-tax losses from the sale of generating plants and other investments of pounds 104 million. Changes in operating assets and liabilities used pounds 24 million for the nine months ended September 30, 2001 but provided cash of pounds 114 million for the same period of 2000. The lower cash flows from operating activities is primarily attributable to lower levels of receivables sold or collateralized under the receivable securitization program, to reduced cash flows from UK merchant energy trading operations and to a replenishment of coal inventory at certain generating plants.

   Cash provided by investing activities was pounds 172 million for the nine months ended September 30, 2001 compared with cash used in investing activities of pounds 514 million for the same period in 2000. In the 2001 period, TXU Europe received pounds 67 million from the sale of the Rugeley generating station, pounds 325 million from the sale of its investment in Hidrocantabrico in Spain, a net pounds 102 million from the sale of the North Sea gas assets and pounds 24 million from the sale of other assets and investments. Capital expenditures were pounds 171 million in 2001 compared with pounds 162 million in the 2000 period. Businesses acquired were Kiel AG and Ares for pounds 153 million in the
2001 period and Norweb Energi for pounds 340 million in the 2000 period. The acquisition of investments in the 2000 period was primarily for the purchase of additional shares in Hidrocantabrico.

   Cash used for financing activities for the nine months ended September 30, 2001 was pounds 774 million compared with cash provided of pounds 112 million for the same period of 2000. For the first nine months of 2001, long-term debt borrowings were pounds 112 million while repayments of long-
term debt were pounds 671 million, primarily for the early repayment of the rent factoring arrangement and scheduled payments on certain capital leases. An additional reduction of pounds 100 million was made in the outstanding balance of EMTN Notes during this period. For the nine months ended September 30, 2000, borrowings of long-term debt were pounds 724 million, mainly to finance the acquisition of Norweb Energi, and repayments were pounds 881 million. There also was pounds 95 million of Preferred Securities of a subsidiary perpetual trust issued in March 2000.

Financing Arrangements

   See  Note  5  to  Financial Statements for more  information
concerning  available  sources  of  short-term  and   long-term
financing.

Regulation and Rates

   New Licensing Arrangements - Under the UK Utilities Act 2000, which became effective in April 2001, the concept of a company holding a "Public Electricity Supply Licence" (a PES company) was abolished when the relevant commencement orders were laid before parliament. This took place in October of 2001. A significant feature is that a single entity may not have legal ownership of both an electricity distribution business and an electricity supply business. In accordance with the legislation the electricity supply business included in Eastern Electricity was transferred to TXU UK leaving only the electricity distribution business within Eastern Electricity. TXU Europe does not believe that these new arrangements will have any significant financial impact on the consolidated financial statements.

   The UK Utilities Act 2000 includes provision for the Gas and Electricity Markets Authority to impose on a license holder a financial penalty where the license holder has contravened or is contravening a condition or requirement, or has failed to achieve any standard of performance prescribed under the legislation. The financial penalties regime is scheduled for commencement later this year. Such penalties will be subject to a maximum limit. The current proposal is for the maximum limit to be set at 10% of the revenue of the company, generated within Great Britain, which is the holder of the relevant license. In addition, it is currently proposed that the maximum penalty at the rate of 10% should apply to that revenue for each year in which the breach or failure took place, up to a maximum of three years. TXU Europe is not presently aware of any matters that would make it subject to significant penalties.

   New Electricity Trading Arrangements - NETA was implemented in the UK on March 27, 2001, replacing the Pooling and Settlement Agreement (the Pool) arrangements for wholesale electricity trading in England and Wales. NETA provides those companies wishing to buy and sell electricity the freedom to enter into directly negotiated contracts instead of having to trade through the Pool. Under the new arrangements, bulk electricity is traded through a variety of bilateral and physical contracts. Market participants include not only generators and suppliers but also traders, such as energy wholesalers, with physical positions. Accordingly, implementation of NETA has eliminated the Pool. The new arrangements provide mechanisms for near real-time clearing and settlement of differences between contractual and physical positions of those buying, selling, producing and consuming electricity. A balancing mechanism enables the system operator (National Grid Company) to change levels of generation and demand to near real-time; and a mechanism for imbalance settlement provides for the settling of the differences between net physical and net contractual position of parties.

   The  first  six  months of NETA have been  characterized  by market participants adapting their operations and systems to accommodate new processes and requirements; furthermore, market participants have experienced either charges or credits from the balancing mechanism. TXU Europe has had positive results to date. The long-term effect of NETA, including how it will deal with higher system demands, will become clearer over the coming winter months. Forward prices could be reduced, but volatility in the NETA balancing mechanism could put upward pressure on end prices.

   Another consequence of the introduction of NETA is that operators of combined heat and power (CHP) plants argue that they have been disadvantaged because their output is usually contracted to produce heat and they can only sell the excess power surplus to their onsite needs at prices dictated by the balancing mechanism. Government ministers have received a report from OFGEM on the impact of NETA on these embedded generators and are considering the matter. OFGEM has advised that the situation does not require any significant changes to NETA principles.


CHANGES IN ACCOUNTING STANDARDS

   New   Accounting  Standards  -  See  Note  2  to   Financial
Statements for a discussion of new accounting standards.


FORWARD-LOOKING STATEMENTS

   This report and other presentations made by TXU Europe contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Europe believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the TXU Europe 2000 Form 10-K as well as general economic and business conditions in the UK and in the service area for Eastern Electricity which has been opened to competition; unanticipated changes in interest rates, in rates of inflation, or in foreign exchange rates; prevailing governmental, statutory, regulatory or administrative policies and initiatives affecting TXU Europe, its subsidiaries or the UK or European electric and gas utility industries; general industry trends; regulation issues; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demands, among others, that could cause the actual results of TXU Europe to differ materially from those projected in such forward-looking statements.

   Any forward-looking statement speaks only as of the date on which such statement is made, and TXU Europe does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for TXU Europe to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Item  3.  Quantitative and Qualitative Disclosures About Market
Risk

   The information required hereunder is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the TXU Europe 2000 Form 10-K and is therefore not presented herein. Changes in the fair value of TXU Europe's cash flow hedges for foreign currency, interest rate and energy related derivative contracts that were discussed in the TXU Europe 2000 Form 10-K, are recorded as a component of Other Comprehensive Income as a result of implementation of SFAS No.
133. Other than as described therein, since December 31, 2000 there has been no significant change in the contractual terms and notional amounts of such derivatives as disclosed in the TXU Europe 2000 Form 10-K.



PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

     In August 2000, the Spanish Stock Market Commission announced it was opening an investigation as to whether TXU Europe and Electrabel acted in concert over share purchases of Hidrocantabrico in order to avoid making a formal takeover bid. TXU Europe and TXU Corp. have always maintained that there was no violation of Spanish securities laws and have fully cooperated with the investigation. The Commission has now concluded its investigation and has formally determined that neither TXU Europe nor TXU Corp. has committed any offense and all allegations have been withdrawn.

   For a discussion of other legal matters that have been settled since December 30, 2000, refer to Item 1. Legal
Proceedings included in the TXU Europe Form 10-Q for the Quarter Ended June 30, 2001.

Item 6.      Exhibits and Reports On Form 8-K


 (a) Exhibits filed as a part of Part II are:

     None

 (b) Reports on Form 8-K filed since June 30 2001, are as follows:

     None

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        TXU EUROPE LIMITED


                                       By  /s/ Henry Birt
                                          -----------------------
                                             Henry Birt
                                       Principal Financial Officer



                                       By  /s/  Henry Davies
                                          ------------------------
                                             Henry Davies
                                       Principal Accounting Officer




Date:  November 12, 2001

                                    27
2087: