Form 10-K405
period 2001-12-31
TXU EUROPE LTD
filed 2002-03-21
CIK 1088691

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                      ----

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001
                                     -- OR--
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission      Exact Name of Registrant as Specified in its Charter;      I.R.S. Employer
File Number  Address of Principal Executive Offices; and Telephone Number  Identification No.
----------------------------------------------------------------------------------------------
001 - 15709                     TXU EUROPE LIMITED                         98-0188080
                                The Adelphi
                                1-11 John Adam Street
                                London, England WC2N 6HT
                                011-44-207-879-8081

 Securities registered pursuant to Section 12(b) of the Act:
                                                                     Name of Each Exchange on
Registrant                       Title of Each Class                     Which Registered
----------                       -------------------               ------------------------
TXU Europe Capital I            9 3/4% Trust Originated                 New York Stock
                                 Preferred Securities                      Exchange
----------------------------------------------------------------------------------------------

 Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---    ---

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

Common Stock outstanding at March 8, 2002: 2,455,705,299 shares, at US$1 par value and 100 deferred shares at(pound)1 par value

TXU Europe Limited meets the conditions set forth in General Instructions (I)
(1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                                         Page
                                     PART I

Item 1.  BUSINESS                                                                        1

         LEGAL ENTITIES
           TXU Europe Limited                                                            1
           TXU Europe Group plc                                                          1
         INDUSTRY BACKGROUND                                                             2
         STRATEGY FOR TXU EUROPE GROUP                                                   2
         SEGMENT                                                                         3
         SUMMARY OF BUSINESS OPERATIONS                                                  3
         REGULATION AND OTHER                                                            7
         ENVIRONMENTAL MATTERS                                                           8

Item 2.  PROPERTIES                                                                      9

Item 3.  LEGAL PROCEEDINGS                                                               10

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             10



                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                             10

Item 6.  SELECTED FINANCIAL DATA                                                         10

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                           11

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      11

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                     11

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES                                                       11


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                              11

Item 11. EXECUTIVE COMPENSATION                                                          11

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                  11

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                  11


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                 12


APPENDIX A - Financial Information of TXU Europe Limited and Subsidiaries

APPENDIX B - Exhibits

                                     PART I

      Item 1. BUSINESS

                                 LEGAL ENTITIES
                                 --------------

                               TXU EUROPE LIMITED

      TXU Europe Limited (TXU Europe) is a private limited company incorporated under the laws of England and Wales on February 5, 1998. TXU Europe is an indirect wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a global energy services company that engages in electricity generation, wholesale energy trading, retail energy marketing, energy delivery, other energy related services and, through a joint venture, telecommunications services. TXU Europe is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations.

      Almost all of TXU Europe's operating income is derived from, and its consolidated assets are held by, TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries.

      On January 18, 2002, TXU Europe completed the sale of its UK distribution business (Eastern Electricity Limited), and its 50 percent interest in 24seven Utility Services Limited (together, the Networks business) to London Electricity Group plc. The distribution business sold by TXU Europe is the largest in the UK and consists of the assets and wires that deliver electricity through a 90,000 kilometer network in East Anglia and southeast England. The results of operations of TXU Europe have been restated to reflect the disposition of the Networks business separately as a discontinued operation in the consolidated financial statements. (See Note 3 to Financial Statements.)


                              TXU EUROPE GROUP plc

      TXU Europe's major business operations are conducted through the following subsidiaries of TXU Europe Group:

          In the UK:

          TXU Europe Energy Trading Limited (TXU Europe Energy Trading), which coordinates and manages for TXU Europe Group and for other parties the price and volume risks associated with electricity generation, electricity and gas retail businesses, and energy trading;

          TXU Europe Power Limited (TXU Europe Power), a generator of electricity in the UK; and

          TXU UK Limited (TXU UK), one of the largest retailers of electricity and gas in the UK.

          In continental Europe:

          TXU Europe Energy Trading BV (and its subsidiaries), which conducts portfolio trading in central European markets, primarily in Germany, the Netherlands, Switzerland and Spain; and

          TXU Nordic Energy Oy (a joint venture with Powest Oy (formerly Pohjolan Voima Oy), Finland's second largest electricity generator) which trades energy on Nordic markets, has access to hydro-electric generation at Svartisen and Kobbelv in Norway and participates in distribution and retail markets through joint ventures, especially Atro Oyj (formerly Savon Voima Oyj).

      European operations were further expanded when Stadtwerke Kiel AG (Kiel), a German municipal utility owning and operating infrastructure assets and supplying customers (258,000 at acquisition), became a subsidiary of TXU Europe Group on January 8, 2001. In addition, in May 2001, Kiel acquired Ares Energie Direkt GmbH (Ares), an electricity retailer based in Berlin, with 110,000 customers at the date of acquisition. On January 2,

2002, Ares was transferred to a wholly owned subsidiary of TXU Europe Group. Ares was supplying 200,000 customers at December 31, 2001.


      TXU Europe Group sells electricity and natural gas under the brand name of TXU Energi in the UK. All of the above operations are treated by TXU Europe as one energy business for reporting purposes.

                               INDUSTRY BACKGROUND
                               -------------------

      The electricity industry in the UK, including retail, distribution, transmission and generation, is subject to varying degrees of regulation. Transmission and distribution systems, which provide services as a single integrated network, are subject to extensive regulation, including regulation of prices (rates). Following the disposal of the Networks business, TXU Europe will operate only in the sectors of the UK market where prices are not regulated. The high voltage transmission system is owned and operated by The National Grid Company. Power is then transformed for delivery on to the local distribution networks, which are owned and operated by holders of public electricity distribution licenses. Electricity generation and retailing operations are subject to competition. Through March 2001, almost all electricity generated in England and Wales was required to be sold and purchased from the wholesale trading market for electricity, commonly known as the Pool. New Electricity Trading Arrangements (NETA) were implemented in March 2001 that effectively eliminated the Pool. All participants in the electricity industry must be licensed to generate, transmit, distribute or supply (retail) electricity. The electricity industry, with the exception of some nuclear operations, has been privatized for several years.

      The gas industry in the UK has been privatized and is competitive. Competition among suppliers was extended, first to larger customers and, since 1997, to smaller customers, including residential users. Most of the gas transmission and distribution network in the UK is now owned by Lattice plc, which is required to provide fair access to its network to all shippers of gas and whose pricing is regulated.

      Retail and wholesale electricity and gas markets in the UK are now fully open to competition, where customers are free to choose their energy providers. The competition in the UK and further deregulation in continental European markets allow for the use of a portfolio management business model. Under this model, TXU Europe manages its portfolio of generation assets, contracts and customer relationships as a single integrated energy business. To that end, TXU Europe has undergone an internal reorganization during 2001 to reflect a more fully integrated energy business.

                         STRATEGY FOR TXU EUROPE GROUP
                         ------------------------------

      TXU Europe Group began as a regional electricity company, operating the largest electric networks business and one of the largest electricity supply businesses in the UK. As the UK energy market has become increasingly competitive, and as the energy markets in continental Europe have begun to open to competition, TXU Europe Group has been active in the development of the flexible energy portfolio concept.

      Electricity and gas activities have been combined and the physical and financial resources and customers in TXU Europe Group's energy business are managed as a single portfolio to provide flexibility in energy markets in the UK and in continental Europe.

      The energy portfolio comprises the retail, trading and production disciplines operating together as a single energy business in each market. According to local circumstances, the relative extent of generation and retail activity will vary from market to market. However, in general terms, as markets move to competition, a strong retail position is considered essential as it provides a strong and stable foundation for the portfolio. Trading must be carried out to ensure full understanding of market dynamics and to clear generation and retail positions in the short-term markets. TXU Europe Group's entire portfolio, including its generation assets, contractual links and customer relationships, is managed to take advantage of evolving short-term market conditions and to manage the risks of longer-term movements in value within the components of the energy market. The portfolio management attempts to anticipate such value movements, through accurate market forecasting, and then take commercial advantage of the changes.

      The performance of the portfolio is consolidated through a financial portfolio of cash flow and risk. Because of the flexibility embedded within TXU Europe Group's diversified and integrated single energy portfolio, it is able not only to reduce the costs of risk management but also to identify and extract elements of value that could not be extracted from individual components on their own.

      The Networks business of TXU Europe was mature and had been the subject of 11 years of incentive price regulation and price reviews. Over the past six years customers have benefitted from step reductions in regulated revenues of 11% in 1995, 10% in 1996 and 28% in 2000. Future earnings growth was limited by future price reviews, each of which is a source of regulatory risk. In addition, the Networks business continued to require significant forward capital investment to maintain and further improve service levels. In accordance with TXU Europe's strategy, it was the appropriate time to sell the Networks business and increase the focus on the core energy business.

      TXU Europe Group's strategy for the energy business in the UK is to optimize its market share in the retail sale of electricity and gas by strengthening its existing positions in those markets, to maintain a leading trading position in both electricity and gas and to operate an appropriately sized owned and contractual production asset base. Examples of this are the Norweb Energi acquisition in 2000 and the acquisition in March 2002 of the UK retail subsidiary of Amerada Hess, which strengthened TXU Europe Group's position in the retail market. TXU Europe Group believes that substantial economic and marketing benefits are derived from operating its electricity and natural gas retailing business as a single unit. Competitive markets provide opportunities for TXU Europe Group to develop its retail base through its marketing efforts and a focus on service to customers. Providing portfolio management services to other third party energy providers gives TXU Europe Group additional opportunities to develop its retail customer base. TXU Europe Group will also continue to improve operational efficiency in its businesses.

      TXU Europe Group also plans additional growth in continental Europe where it expects competition to increase. As opportunities arise, TXU Europe Group intends to expand its current European presence by developing its European energy business. As appropriate, TXU Europe Group intends to establish positions through interests in physical assets or through contracts and trading. The commonly anticipated entry strategy is to trade within small risk capital limits to build market understanding, complemented by recruitment of local management to build relationships and seek asset or customer transactions. It expects to develop retail customer bases (including, where appropriate, the associated distribution assets) through acquisitions, direct marketing and alliances or joint ventures, with businesses having existing customer bases. These steps will enable TXU Europe Group to operate profitably in these markets by combining skills learned in the UK market with knowledge of the specifics of local markets.

      The operations of TXU Europe's integrated portfolio of customers, assets and contracts in the UK and continental Europe are conducted through wholly-owned subsidiaries and joint venture operations. Through its portfolio management and trading operations, TXU Europe seeks to allocate risk capital so as to maximize returns across European markets. As a consequence, the composition of assets and operations in each market within the portfolio changes from time to time.

                                     SEGMENT
                                     -------

      Following the disposition of the Networks business, the operations of TXU Europe and its subsidiaries consist of the retail, power and trading operations, which are treated as a single segment. The operations of TXU Europe are managed as a single operating unit, with management responsibilities crossing geographical and functional boundaries. TXU Europe's flexible energy portfolio strategy involves the periodic reallocation of capital across these boundaries.

                         SUMMARY OF BUSINESS OPERATIONS
                         ------------------------------

UNITED KINGDOM OPERATIONS

POWER

UK Generation Facilities

      Following a review of its energy portfolio and in particular its UK generating portfolio, during 2001 TXU Europe Group sold its Rugeley and West Burton generating stations and transferred its King's Lynn and Peterborough generating stations in a series of leasing arrangements. These transactions are in line with TXU Europe's flexible portfolio management strategy. TXU Europe Group's current portfolio of power stations provides flexibility in managing the price, volume and fuel supply risks of its energy contracts. TXU Europe continually reviews its energy portfolio within each of its markets.

       TXU Europe Group currently owns, operates or has a principal interest in six power stations in the UK and has a residual non-posessory interest in two gas fired power stations at Peterborough and King's Lynn, which have been sublet on long-term leases to Centrica.

       Information on TXU Europe Group's current interests in power stations in the UK is set out in the following table.


---------------------------------------------------------------------------------------------
                                                        Installed
                                                        Capacity           Date of earliest
Plant                Type                                 MW                 commissioning
---------------------------------------------------------------------------------------------
Drakelow C           Coal-fired                           976                   1965
Ironbridge           Coal-fired                           970                   1970
High Marnham         Coal-fired                           945                   1959
Barking              Combined cycle gas turbine           135/(1)/              1995
London-Citigen       Combined heat and power               31                   1992
Grimsby-MIC/(2)/     Combined heat and power               15                   1995
                                                        --------
Total                                                   3,072
                                                        --------

(1) Represents TXU Europe Group's approximately 13.5% interest in a 1,000 MW plant.
(2)    Located on the property of a customer.

       Drakelow C and High Marnham. TXU Europe Group leases the land, buildings
       ---------------------------
and plant at the Drakelow C and High Marnham power stations under 99 year-leases, which are accounted for as operating leases.

       On January 14, 2002, TXU Europe announced it is planning to idle 522 megawatts of power capacity (the 333 MW C12 unit at Drakelow and the 189 MW unit 4 at High Marnham). The idling of these units reflects current market conditions of system over-capacity and low wholesale prices in the UK coupled with unit specific issues of age, efficiency, reliability, maintenance requirements and flexibility under NETA. The reinstatement of these units or the idling of other units may be considered as market conditions change.

       Ironbridge. TXU Europe Group purchased the freehold of the Ironbridge
       ----------
power station in January 2001. Previously, TXU Europe Group had leased the plant from Innogy (formerly National Power) under a 99-year lease. The lease had been accounted for as a capital lease.

       Combined Heat and Power Plants. TXU Europe owns two combined heat and
       ------------------------------
power (CHP) plants, one located in Central London and one in northeast England.

       Nedalo. TXU Europe Power owns Nedalo BV, a leading manufacturer of small
       ------
electrical combined heat and power plants, which are those with generation capacity of less than 1.5 megawatts (MW), in Europe, and as of March 1, 2000, owns all of Nedalo (UK) Limited, the largest supplier of small electrical combined heat and power plants in the UK.

       TXU Europe is in the process of completing the 215 MW Shotton CHP Station on Deeside in the UK. Due to two failures of the high-pressure steam turbine rotor during commissioning of the steam turbine and delays during commissioning of the power station, the scheduled completion of the plant has been delayed until the second quarter of 2002.

       On April 5, 2001, TXU Europe announced that, through its subsidiary Solway Offshore Limited and in partnership with Offshore Energy Resources Limited, it had prequalified to obtain a lease of two separate, but adjoining, plots of seabed off the Scottish and English coasts, as the first step in the development of a major offshore wind farm. The two companies are working together to develop a planning application for 60 turbines, each with an installed capacity of at least 2 MW.

ENERGY TRADING

       TXU Europe Energy Trading integrates and manages the price and volume risks associated with electricity generation, long-term power and gas contracts (including tolling agreements), electricity and gas retailing and energy trading activities. This activity is central to the portfolio management model that TXU Europe applies to its energy business. This type of activity is essential in a competitive energy market because customer, asset and long-term contractual positions (volumes across time-periods) will not automatically balance: imbalances have to be cleared in the market through trading activities. This is especially the case since the implementation in March 2001 of NETA, since NETA require each market participant to have balanced volumes in each daily half-hour period. (This is in contrast with previous arrangements under the Pool, where system balancing was the responsibility of the system operator and market participants did not have specific responsibility to balance half-hourly volumes.) In the UK, 317 Terrawatt hours (TWh) of electricity were bought and sold by TXU Europe Energy Trading in 2001, an increase of 33% over 2000. In addition, 1,321 TWh of equivalent gas was bought and sold in the UK by TXU Europe Energy Trading, an increase of 20%. TXU Europe Energy Trading decides when and how to bring TXU Europe's exposures from its customer, asset and contractual positions to balance based on its view of future market trends and prices. The extent to which future net commitments are left open is subject to strict, independently monitored risk limits.

       Over and above the long term positions arising from customer commitments, assets and long-term contracts, TXU Europe Energy Trading also enters into open trading positions, accounted for on a mark-to-market basis, seeking to benefit from movements in price on long or short volume positions. These may be short-term or longer-term and in electricity, gas and coal. All activity is managed within strict value at risk (VAR) or other risk measures. A core expertise of the trading business is applying in-depth market understanding of near-term and longer-term demands and trends across inter-related energy markets, fixed on an understanding of the behaviour of retail customers.

       TXU Europe Energy Trading enters into a variety of contracts to effect these activities. These include derivative instruments, including options, swaps, forwards and other contractual commitments, as well as more straightforward physical and bilateral arrangements, including tolling agreements. Tolling agreements allow for the conversion of fuel to electric power through the services of a power station owner. Included in TXU Europe's tolling agreements is a four-and-a-half year agreement related to disposal of the 1,000 MW Rugeley power station during 2001.

       Included within the portfolio of contracts managed by TXU Europe Energy Trading are a number of long-term purchase contracts, particularly for electricity. These contracts have been put in place or assumed largely to provide long-term volumes at fixed prices for supply through the retail customer base. These contracts have been put in place or assumed over a period of time, some through acquisition activity (for example the two significant contracts assumed with the purchase of Norweb Energi in 2000). These contracts tend to be fixed price, so providing a hedge to movements in spot power prices. As a consequence, however, during periods when market prices are low, the presence of these contracts, while providing certainty of cost, will result in lower profitability than would result from spot or shorter-term purchases from market.

RETAIL

       TXU Europe Group, through its subsidiaries, supplies electricity to customers in almost all sectors of the UK and, at December 31, 2001, is one of the largest retailers of energy (electricity and gas) in England and Wales. The retail electricity market in the UK is served by the retail businesses of former regional electricity companies, which in the past had monopoly of supply in their "franchise areas", and new entrants. TXU Europe competes nationally for customers, but continues to serve customers in the east and northwest of England, the previous franchise area of Eastern Energy and Norweb. The retail energy markets in the UK are highly competitive. At December 31, 2001, TXU Europe Group supplied electricity to approximately 4 million customers in the UK. TXU Europe Group is an active participant in the UK industrial and commercial electricity market, which TXU Europe Group estimates is approximately (Pounds)6 billion per year. TXU Europe Group competes in this market on the basis of the quality of its customer service and by competitive pricing. Sales to industrial and commercial customers accounted for approximately 43% of TXU Europe Group's electricity sales revenues in 2001. As of December 31, 2001, TXU Europe Group's share of this market was approximately 17%.

       TXU Europe Group purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc) in August 2000. The agreement for the purchase of Norweb Energi included, among other things, the transfer of the current Norweb plc public electricity supply license-area customers to TXU Europe Group. This was completed on October 1, 2001 following implementation of the Utilities Act.

       On March 1, 2002, TXU Europe announced that it is acquiring the UK Retail and Trading business of Amerada Hess in a transaction that will bring 400,000 domestic energy and telecommunication accounts to TXU Europe. The (Pounds)117 million acquisition also includes a 63 billion cubic feet (Bcf) small business and commercial and industrial gas supply operation in the UK as well as wholesale gas marketing operations. This part of the business provides market access for approximately 11 independent producers, accounting for about 4 percent of the UK's daily gas production.

       Previously, TXU Europe Group sold electricity and natural gas in the UK principally under the brand names of Eastern Energy and Norweb Energi. In September 2001, a sole principal brand, TXU Energi, was adopted.

       TXU Europe Group is seeking new ways to access the energy markets and to form more partnerships with the objective of reducing costs, improving access to customers and customer retention as well as capitalizing on emerging new markets. As an example, TXU Europe is involved in a joint marketing venture with Tesco, the leading food retailer in the UK. Under the Tesco Clubcard program, participants receive points, which they can use towards various special offers, based upon the amount they spend on electricity or gas with TXU Energi. At December 31, 2001, the program had in excess of 1.2 million participants. A further example is TXU Europe's Staywarm program. This innovative product is targeted at low income residential customers who benefit from fixed payments based on estimated size of household and consumption. At December 31, 2001 Staywarm had 275,000 customer accounts.

       Competition has now been fully introduced for electricity customers in all areas of the UK. TXU Europe Group competes nationally for residential and small business customers and, by December 31, 2001, it was supplying electricity to 4.0 million customers in the UK. Of these customers, 3.5 million were inside TXU Europe Group's historical principal geographical markets in the east and northwest of England and 465,000 customers were outside these areas. During 2001, 667,000 customers inside the east and northwest of England transferred to another supplier and 324,000 customers outside these areas transferred to TXU Europe Group. One of the major competitors in TXU Europe Group's traditional service areas, and for new customers outside this service area, is Centrica plc (trading as British Gas) which has a substantial presence in markets nationwide through its existing gas customer base.

       On August 3, 2000, TXU Europe Group acquired the gas supply interests of Norweb Gas Ltd as part of the Norweb Energi acquisition. TXU Europe Group intends to maintain a significant share of this market through strong new marketing efforts and serving customer needs with competitive pricing and excellent service.

       TXU Europe is one of the largest suppliers of natural gas in the UK. At December 31, 2001, TXU Europe's market share by volume was estimated at approximately 6% of gas delivered to all customers. At December 31, 2001, it was supplying gas to approximately 1.2 million residential and small business customers in the UK, and 35,000 industrial and commercial customers.

CONTINENTAL EUROPE OPERATIONS

Nordic

       TXU Europe has operations in the power generation, trading and retail markets of the Nordic region. TXU Europe trades extensively on the Nordpool exchange, which serves Finland, Norway, Sweden and Denmark, from its trading office in Stockholm. TXU Europe traded 398 TWh of power in 2001, up from 195 TWh in 2000. TXU Europe has access, through a long-term licensing arrangement, to 137 megawatts (MW) of hydro-electric power generation in northern Norway. In Finland, TXU Europe Group owns 80.1% of a consolidated joint venture company called TXU Nordic Energy Oy, the remaining 19.9% being held by Powest Oy, Finland's second largest electricity generator. TXU Nordic Energy Oy is entitled to the output from approximately 584 MW of Powest's thermal generating capacity. TXU Europe Group also owns approximately 40% of Atro Oyj, a regional electricity distributor in Finland. On February 21, 2002, TXU Europe Group increased its holding in Atro Oyj to 45% at a cost of (Pounds)6 million following the exercise of a put option by municipalities holding 5.13% of the shares. Further, as part of a consortium which has acquired approximately 190 MW of generating capacity in the Finnish company, Etela-Pohjanmaan Oy, TXU Nordic Energy Oy is entitled to annual output of approximately 60 MW.

Central Europe

       The central European operations, based in Geneva, trade power and gas on mainland Europe, specifically in the bilateral and over-the-counter (OTC) power markets and exchanges of the Netherlands, Spain, Germany (including the asset, contract and customer positions associated with Kiel) and neighboring markets. The continental gas trading activity is centered primarily at the Zeebrugge hub.
The centralization of the trading activity in Geneva ensures that the correlations and arbitrage opportunities between the continental markets are captured and risk is managed efficiently. TXU Europe is one of the main European trading parties, trading around 279 TWh of electricity and 123 TWh equivalent of gas in mainland Europe in 2001 compared with 97 TWh of electricity and 60 TWh equivalent of gas in 2000. As the markets have only recently begun to liberalize, the structure of the central European trading portfolio is currently focused on standard trading products, although a range of more complex products are being added to the portfolio.

       On January 8, 2001, TXU Europe completed the acquisition of 51% of Kiel AG (Kiel), a German municipal utility, for approximately (Pounds)145 million. The government of the city of Kiel, the state capital, retained the remaining 49% of the utility, which has approximately 250,000 electricity and gas customers, 175 megawatts of power generation and 2.7 billion cubic feet of gas storage capacity. Further, in May 2001, Kiel acquired all of the share capital of Ares, based in Berlin, Germany, for approximately 24 million Deutsche Marks ((Pounds)8 million). Ares is an electricity retailer that offers energy services to both business and residential customers throughout Germany. On January 2, 2002, Ares was transferred to a wholly owned subsidiary of TXU Europe Group. Ares had 200,000 customers at December 31, 2001.

Other

       Czech Republic. In August 2000, TXU Europe Group completed the sale of
       --------------
its interest in Severomoravska energetika a.s., the largest Czech electricity distribution and supply company. On December 5, 2001, TXU Europe Group completed the sale of its 84% interest in Teplarny Brno, a district heating and generation company based in Brno, Czech Republic. Following these dispositions, TXU Europe Group has no investments in the Czech Republic.

       Spain. On December 28, 2001, TXU Europe, acquired for (Pounds)2 million,
       -----
40% of the equity in two project companies and the holding company developing a 100 MW wind farm project in Aragon, Spain. In April 2001, TXU Europe sold its 19.2% interest in Hidroelectrica del Cantabrico, SA and received net proceeds of
(euro)522 million (Pounds)325 million) from the sale and recorded a pre-tax gain of (Pounds)51 million (Pounds)36 million after-tax).

                              REGULATION AND OTHER
                              --------------------

Industry Regulation

       The electricity and natural gas supply industries in the UK are subject to regulation under, among other things, the Electricity Act 1989 (as amended principally by the Competition and Service (Utilities) Act 1992 and the Utilities Act 2000), the Gas Act 1986 (as amended principally by the Competition and Service (Utilities) Act 1992, the Gas Act 1995 and the Utilities Act 2000) and UK and European Union (EU) environmental legislation.

       The Utilities Act 2000 (Utilities Act) made changes to the electricity and gas licensing framework, but for the most part license obligations were carried over largely unchanged from the old framework. In addition, the regulators of gas and electricity markets were combined into a single regulatory body, the Gas and Electricity Markets Authority, which consists of a Chairman and Members appointed by the Secretary of State for Trade and Industry and is supported by the Office of Gas and Electricity Markets (OFGEM). TXU Europe Group and its subsidiaries have all of the necessary licenses, franchises and certificates required to enable them to conduct their businesses.

       Although the electricity and gas markets in the UK are now fully open to competition, there are currently certain price restrictions on rates that may be charged and other price restrictions for electricity supply businesses. OFGEM has announced that these restrictions, which currently affect TXU Europe Group's electricity supply business, will be removed in April 2002. TXU Europe Group's natural gas supply business is not subject to price regulation.

       Unless covered by an exemption, all electricity generators operating a power station are required to have a generation license. Following the implementation of the Utilities Act the license conditions require compliance with the Balancing and Settlement Code which is the primary central commercial document specifying the new wholesale electricity trading arrangements under NETA in England and Wales.

       The regulation of energy derivatives trading in the UK has undergone significant change following the introduction of the Financial Services and Markets Act 2000, which became effective December 1, 2001. TXU Europe Trading has gained authorization from the Financial Services Authority to deal in energy investments (futures, swaps and options) as agent on behalf of TXU Europe Energy Trading and other TXU Europe Group companies as may be necessary.

       Differing regulatory arrangements exist in the countries of continental Europe in which TXU Europe operates. All of these countries are in the European Union and are governed by the requirements of the Electricity Directive and the Natural Gas Directive covering the liberalization of European energy markets.

Employees

       At December 31, 2001, TXU Europe and its subsidiaries had 3,677 full-time employees, including 1,156 employees of Kiel and 116 employees of Ares.

       Union membership existed at TXU Europe Group when it was privatized. TXU Europe Group recognizes trade unions for collective bargaining purposes, and approximately 29% of employees of TXU Europe Group's UK businesses are union members. Most of the employees at Kiel are union members. There have been no industrial disputes or work stoppages at TXU Europe Group during the period following its privatization in 1990.

                              ENVIRONMENTAL MATTERS
                              ---------------------

       TXU Europe's businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The European electricity generation industry is subject to a framework of national legislation and EU environmental directives, which regulate the construction, operation and decommissioning of generating stations. Under these laws and directives, generating stations operated by TXU Europe are required to have an authorization or operating license, which regulates releases into the environment. In the UK regulations are designed also to minimize pollution of the environment taken as a whole, having regard to available techniques which generally do not entail excessive cost. These authorizations are issued by the relevant environmental enforcement agencies, which are responsible for regulating the impact of generating stations on the environment.

       In the UK, the principal laws which have environmental implications for TXU Europe are the Electricity Act, the UK Environmental Protection Act 1990 and the UK Environment Act 1995. The Electricity Act requires TXU Europe to consider the preservation of natural beauty and conservation of natural and man-made features of particular interest when it formulates proposals for development of power stations with a capacity in excess of 50 MW or installation of overhead power lines. Environmental impact assessments are required in connection with proposals such as regulation of overhead line constructions at high voltages and generating station developments. TXU Europe Group has produced Environmental Policy Statements and Electricity Act Schedule 9 Statements that describe the manner in which it complies with environmental obligations.

       The principal EU directive affecting atmospheric emissions is the Large Combustion Plant Directive, which requires reductions of sulfur dioxide (SO\2\) emissions and nitrogen oxides (NO\x\). This was updated in 2001 and is currently being implemented across the EU. A key decision of governments will be to determine whether to ensure compliance by introducing a national plan to control overall emissions in 2008 and 2016 or by requiring all plant to operate within strict site-specific limits. The decisions made in the UK particularly affect TXU Europe's three large coal-fired stations in the UK, which would be unlikely to comply with site-specific limits without significant expenditure on new combustion systems. Those countries that decide to operate a national plan could introduce SO\2\ and NO\x\ emissions trading systems within the next few years to ensure compliance.

       Following the restructuring of the TXU Europe generation portfolio in the UK in 2001, the UK Environment Agency reviewed the remaining authorizations of TXU Europe Group's coal-fired stations and made modifications to the limits for SO\2\ emissions particularly in light of the sale of the West Burton plant and its associated flue gas desulfurisation equipment.

       Compliance with air quality targets is important at a local level in the UK. TXU Europe Group is developing and implementing management action plans to ensure compliance.

       In December 1997, the Conference of the Parties of the United Nations Framework Convention on Climate Change adopted the Kyoto Protocol, which specifies targets and timetables to reduce greenhouse gas emissions.

The EU is committed to an 8% reduction in carbon dioxide emissions by 2012 with separate targets for individual member states which together meet the overall EU target. Member states are therefore introducing separate climate change programs consistent with a general EU framework that include support for renewable sources and energy efficiency initiatives, among other measures.

      TXU Europe believes that it is currently in compliance with, has taken, and intends to continue to take, measures to comply, in all material respects, with the applicable laws and government regulations for the protection of the environment. There are no material legal or administrative proceedings pending against TXU Europe with respect to any environmental matter.

      The UK government imposes an obligation on electricity suppliers to purchase a portion of their requirements from renewable energy sources under the non-fossil fuel obligation levy plan. Renewable energy sources are those that are not currently consumed faster than they are replenished, including solar and wind power. Because electricity generated from renewable energy sources is generally more expensive than electricity from fossil fuel plants, a non-fossil fuel obligation levy has been instituted to reimburse the electricity suppliers for the extra costs involved. The Director General of Electricity Supply sets the rate of the non-fossil fuel obligation levy annually. The current non-fossil fuel obligation levy is 0.9% of the value of sales of electricity made in England and Wales and 0.8% of the value of sales of electricity made in Scotland. Additional opportunities for renewable energy projects are being considered.




Item 2.  PROPERTIES

      The principal properties owned or occupied by TXU Europe's businesses are as follows:


                                                                                                                 Site Area (acres)
                                                                               Remaining                           except where
       Property                          Owner/Leaseholder        Interest      Term of     Principal Use            indicated)
-----------------------------          --------------------      ----------    ----------   --------------       -----------------
The Adelphi, London                    TXU Europe Group plc      Leasehold      14 years    Offices                14,905 sq.ft.

Bedford                                TXU Europe Group plc      Freehold          --       Offices and Depot           5.0

Milton, Cambridge                      TXU Europe Group plc      Freehold          --       Depot                      19.0

Rayleigh                               TXU Europe Group plc      Freehold          --       Offices and Depot           8.0

Wherstead Park, Wherstead, Ipswich     TXU Europe Group plc      Freehold          --       Offices                80,000 sq. ft.

Suffolk House                          TXU Europe Group plc      Leasehold       1 year     Offices                44,000 sq. ft.

Fison House                            TXU Europe Group plc      Leasehold       2 years    Offices                24,000 sq. ft.

Constantine House                      TXU Europe Group plc      Leasehold       4 years    Offices                54,000 sq. ft.

3 Place des Bergues, Geneva,           TXU Europe Energy         Leasehold       8 years    Offices                 7,600 sq.ft.
Switzerland                            Trading

Birgir Jarlsgaten 2&4, Stockholm,      TXU Europe Energy         Leasehold       2 years    Offices                 1,200 sq. ft.
Sweden                                 Trading

Drakelow C Power Station               TXU Europe Merchant       Leasehold      94 years    Power station             177.0
                                       Properties Limited

High Marnham Power Station             TXU Europe Merchant       Leasehold      94 years    Power station             178.4
                                       Properties Limited

Ironbridge Power Station               TXU Europe Merchant       Freehold*         --       Power station             212.7
                                       Properties Limited

Shotton Combined Heat & Power          Shotton Combined          Leasehold      97 years    Power station              12.5
Station                                Heat & Power Limited


      * In January 2001, TXU Europe Group exercised its option to purchase the freehold interest on this plant. Previously, the land was leased under a 99-year lease arrangement.

Item 3.  LEGAL PROCEEDINGS

     TXU Europe and its subsidiaries are party to lawsuits arising in the ordinary course of their business. TXU Europe believes, based on its current knowledge and the advice of counsel, that the ultimate resolution of all such lawsuits and resulting claims would not have a material adverse effect on TXU Europe's financial position, results of operations or cash flows and those of its subsidiaries.

     On November 29, 2001, various subsidiaries of Enron Corporation (Enron) went into Administration (bankruptcy) in the UK. Prior to Enron's going into Administration, TXU Europe Energy Trading (TXUEET) had certain energy purchase and sales contracts with Enron, which had been entered into in the ordinary course of business. The terms of these contracts provided that they terminated automatically upon a party going into Administration. Also, on November 29, 2001 just prior to Enron going into Administration, TXUEET received a notice from Enron purporting to terminate these contracts for cause. TXUEET and the Administrator have had discussions regarding potential claims relating to contract termination; Enron has filed an action in the High Court, London, relating to interpretation of contractual provisions; and TXUEET plans to seek a judicial determination regarding contract termination. While the outcome of these matters cannot be predicted, TXUEET believes, consistent with the advice of external legal advisors in the UK, that the attempted termination of the contracts by Enron was without substance. Accordingly, TXUEET believes any related claims by Enron would be without merit.

     On January 25, 1999, the Hindustan Development Corporation (HDC) issued arbitration proceedings in the Arbitral Tribunal in Delhi, India against The Energy Group PLC (TEG) now Energy Holdings (No.3) Limited), claiming damages of (Pounds)255 million for breach of contract following the termination of a Joint Development Agreement dated March 20, 1997 relating to the construction, development and operation of a lignite based thermal power plant at Barsingsar, Rajasthan. On November 21, 2000, the Arbitrators issued their decision and dismissed HDC's claim in full, and TEG was liable only for its own legal costs involved in the case, an estimated (Pounds)1 million. On December 21, 2000, HDC filed a Request for Clarification of the Arbitrators' decision (Request) under
Section 33 of the Arbitration and Conciliation Act, the purpose of which is to entitle a party to arbitration to seek clarification of language used in the Arbitrators' decision. TEG filed its response to the Request on January 15, 2001, asserting that the Request was untimely made and that the language used by the Arbitrators needed no clarification. TXU Europe believes that the Arbitrators will have no alternative but to dismiss the Request. While the effect of filing the Request has been to stay the time HDC has to file an appeal of the Arbitrators' decision, TXU Europe regards this matter as concluded.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required hereunder for TXU Europe is set forth under Statement of Responsibility, Independent Auditors' Report, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Shareholder's Equity and Notes to Consolidated Financial Statements included in Appendix A to this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is not presented herein as TXU Europe meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 11.  EXECUTIVE COMPENSATION

Item 11 is not presented herein as TXU Europe meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is not presented herein as TXU Europe meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is not presented herein as TXU Europe meets the conditions set forth in General Instruction (I)(1)(a) and (b).

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  Documents filed as part of this report:

                                                                                                     Page
                                                                                                     ----
     Financial Statements (included as Appendix A to this report):

         Selected Financial Data                                                                      A-2

         Management's Discussion and Analysis of Financial Condition and Results of Operations        A-4

         Statement of Responsibility                                                                  A-20

         Independent Auditors' Report                                                                 A-21

         Statements of Consolidated Income                                                            A-22

         Statements of Consolidated Comprehensive Income                                              A-23

         Statements of Consolidated Cash Flows                                                        A-24

         Consolidated Balance Sheets                                                                  A-25

         Statements of Consolidated Shareholder's Equity                                              A-26

         Notes to Consolidated Financial Statements                                                   A-27

     The financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K:

     Reports on Form 8-K filed since September 30, 2001, are as follows:

              Date of Report             Item Reported
              --------------             -------------

              November 23, 2001          Item 5. Other Events and Regulation FD
                                                 Disclosure

              January 31, 2002           Item 2. Disposition of Assets

                                         Item 7. Financial Statements, Pro Forma
                                                 Financial Information and
                                                 Exhibits

(c)  Exhibits:

     Included in Appendix B to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Europe Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TXU Europe Limited

                                       By      /s/ Philip G. Turberville
                                            ------------------------------------
Date:    March 20, 2002                     Name:  Philip G. Turberville
                                            Title: Chief Executive Officer
                                                   and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Europe Limited and in the capacities and on the date indicated.

           Signatures                       Title                     Date
           ----------                       -----                     ----

         /s/ Erle Nye                  Chairman and Director
------------------------------------
          (Erle Nye)

  /s/ Philip G. Turberville            Chief Executive
------------------------------------   Officer and Director
   (Philip G. Turberville)

      /s/ Paul C. Marsh                Chief Operating Officer
------------------------------------   and Director
       (Paul C. Marsh)

       /s/ Brian Dickie                Director
------------------------------------                              March 20, 2002
        (Brian Dickie)

     /s/ H. Jarrell Gibbs              Director
------------------------------------
      (H. Jarrell Gibbs)

    /s/ Michael J. McNally             Director
------------------------------------
     (Michael J. McNally)

   /s/ Robert A. Wooldridge            Director
------------------------------------
    (Robert A. Wooldridge)

        /s/ Henry Birt                 Principal Financial Officer
------------------------------------
         (Henry Birt)

       /s/ Henry Davies                Principal Accounting
------------------------------------   Officer
        (Henry Davies)

                                                                      Appendix A

TXU EUROPE LIMITED AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 2001

                                                                                                            Page

Selected Financial Data - Consolidated Financial and Operating Statistics ...............................   A-  2
Management's Discussion and Analysis of Financial Condition and Results of Operations ...................   A-  4
Statement of Responsibility .............................................................................   A- 20
Independent Auditors' Report ............................................................................   A- 21

Financial Statements:

Statements of Consolidated Income .......................................................................   A- 22
Statements of Consolidated Comprehensive Income .........................................................   A- 23
Statements of Consolidated Cash Flows ...................................................................   A- 24
Consolidated Balance Sheets .............................................................................   A- 25
Statements of Consolidated Shareholder's Equity .........................................................   A- 26
Notes to Consolidated Financial Statements ..............................................................   A- 27

                       TXU EUROPE LIMITED AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA
                        CONSOLIDATED FINANCIAL STATISTICS

     TXU Europe Limited (TXU Europe), a private limited company incorporated under the laws of England and Wales on February 5, 1998 (Formation), is an indirect wholly-owned subsidiary of TXU Corp., a Texas corporation. The selected financial data of TXU Europe has been derived from the audited consolidated financial statements of TXU Europe and has been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP). Historical results of operations, except for the period from April 1, 1998 through May 18, 1998 and the year ended March 31, 1998, have been restated to reflect the Networks business as discontinued operations. The period from April 1, 1998 through May 18, 1998 and the year ended March 31, 1998 were not restated because it was not practical to do so and the resulting presentation would not have enhanced comparability or trend analyses.

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

     The acquisition of TEG was accounted for as a purchase business combination in accordance with US GAAP.

                                            Year Ended December 31,                                  Predecessor
                                      ----------------------------------                   -----------------------------

                                                                             Period from
                                                                              Formation      Period from
                                                                               Through      April 1, 1998    Year Ended
                                                                             December 31,      Through        March 31,
                                        2001         2000         1999           1998        May 18, 1998       1998
                                      --------     --------     --------    -------------- ---------------  ------------
                                                                          ((pound) million)
Total assets - end of year              8,990        9,825        7,422         7,110                          5,826
                                      --------     --------     --------    -------------- ---------------  ------------
Capitalization - end of year
  Long-term debt and other
     obligations, less amounts
     due currently                      2,794        3,658        3,709         2,800                          1,976
  Affiliate interest in
     subsidiary                           208          208          195           178
  Minority interest                        92           50           48            12                              6
  Preferred securities of
     subsidiary perpetual trust            95           95            -             -                              -
  Notes payable to TXU Corp.                -            -            -           682                              -
  Shareholder's equity                  1,768        1,799        1,673         1,535                          1,802
                                      --------     --------     --------    -------------- ---------------  ------------
     Total                              4,957        5,810        5,625         5,207                          3,784
                                      --------     --------     --------    -------------- ---------------  ------------
Operating revenues                      8,691        4,517        3,663         2,123           425            3,475
Operating income (loss)                   107          261          307           175           (11)             267
Income (loss) before interest *           170          328          315           221           (10)             277
Income (loss) from continuing
     operations                           (14)          41           32            37             -                -
Income from discontinued
     operations                            39           92          112            51             -                -
Net income (loss)                           7          120          138            88           (21)             (38)
Net interest expense                      268          258          228           142            16              126

Ratio of earnings to fixed charges        0.7          1.2          1.3           1.4           0.1              1.7

 * Income (loss) before Interest, Income Taxes, Distributions and Minority Interest on the face of the Statements of Consolidated Income.

                       TXU EUROPE LIMITED AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA
                              OPERATING STATISTICS

                                                           Year Ended December 31,            Period From      Period From
                                              ----------------------------------------------   Formation        January 1,
                                                                                                Through           1998
                                                                                                December         Through
                                                    2001             2000            1999      31, 1998        May 18, 1998
                                              --------------  ---------------  -------------  -------------   -------------
SALES VOLUMES
      Electric (gigawatt-hours) - (GWh):
       Industrial and commercial ............      28,510           22,586          19,698         15,459          7,593
       Residential ..........................      21,640           17,263          16,726          7,826          6,501
                                              --------------  ---------------  -------------  -------------   -------------
         Total electricity ..................      50,150           39,849          36,424         23,285         14,094
                                              ==============  ===============  =============  =============   =============

      Gas (billion cubic feet) - (Bcf):
       Industrial and commercial ............          57               57              77             51             49
       Residential ..........................          86               58              49             21              6
                                              --------------  ---------------  -------------  -------------   -------------
         Total gas ..........................         143              115             126             72             55
                                              ==============  ===============  =============  =============   =============
      Wholesale energy sales (physical):
       Electricity (GWh) ....................     148,160          111,259          78,950         51,060         31,122
                                              ==============  ===============  =============  =============   =============
       Gas (Bcf) ............................       1,585            1,060             447            148             77
                                              ==============  ===============  =============  =============   =============

      CUSTOMERS (end of period  -  in
      thousands)
          Electric ..........................       4,395            4,358           2,931          3,211
          Gas ...............................       1,273            1,127             805            777

                       TXU EUROPE LIMITED AND SUBSIDIARIES
                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The discussion below should be read in conjunction with the consolidated financial statements and the related notes of TXU Europe Limited (TXU Europe). TXU Europe Group plc (TXU Europe Group) constituted 100% of TXU Europe's operating assets as of December 31, 2001 and generated 100% of TXU Europe's operating revenues for the year ended December 31, 2001. Historical information presented has been restated to reflect the Networks business as discontinued operations. Certain prior year information has been reclassified to conform to the current year's presentation.

Dispositions, Acquisitions  and Other Changes in the Business

     TXU Europe continually reviews its portfolio of businesses and investments and makes adjustments as considered necessary to meet its strategic objectives and to maintain financial and operational flexibility. As part of this review, capital may be redeployed within the energy portfolio to maximize returns across Europe.

     On March 1, 2002, TXU Europe announced the acquisition of the UK energy retail and trading business of Amerada Hess for (Pounds)117 million. Through the acquisition of Amerada Hess UK Retail and Trading, TXU Europe gains 400,000 domestic energy customer accounts, a further 7% share of the UK's industrial and commercial business and a significant gas trading portfolio.

     On January 18, 2002, TXU Europe completed the sale of its UK distribution business (Eastern Electricity Limited), and its 50 percent interest in 24seven Utility Services Limited (24seven) to London Electricity Group plc (LE Group) for (Pounds)1.3 billion, consisting of a cash payment of (Pounds)560 million and the assumption by LE Group of (Pounds)750 million aggregate principal amount of debt (the Eastern Electricity Sterling Bonds). TXU Europe recorded a one-time charge in December 2001 of (Pounds)61 million after taxes associated with the disposition. The distribution business sold by TXU Europe is the largest in the UK and consists of the assets and wires that deliver electricity through a 90,000 kilometer network in East Anglia and southeast England. 24seven, the former joint venture between TXU Europe and LE Group, operates and maintains the networks for both TXU Europe and LE Group. The transaction has resulted in approximately (Pounds)1.3 billion of debt reduction, consisting of (Pounds)750 million of debt assumed by LE Group and approximately (Pounds)560 million of debt repaid using the cash proceeds from the sale. The ultimate proceeds remain open until the analysis of working capital and fixed asset amounts, as of the completion date has been finalized.

     In December 2001, TXU Europe completed the sale of its 2,000 MW coal-fired West Burton power station to LE Group for (Pounds)366 million in cash, including (Pounds)44 million for working capital amounts (fuel stock) realized through the disposal. In addition, LE Group has reimbursed TXU Europe for costs of (Pounds)60 million incurred to date on a flue gas desulphurisation plant at the site.

     In December 2001, TXU Europe acquired for (Pounds)2 million, 40% of the equity in two project companies and the holding company developing a 100 MW wind farm project in Aragon, Spain.

     In December 2001, TXU Europe ended its operations in the Czech Republic with the sale of its interest in Teplarny Brno for (Pounds)17 million and recorded a pre-tax loss of (Pounds)14 million ((Pounds)10 million after-tax) in Other Income - Net.

     In October 2001, TXU Europe completed the transfer of its 380 MW Peterborough and 325 MW King's Lynn gas-fired generating stations to Centrica through a series of leasing arrangements. TXU Europe previously had a capital lease interest in each of the plants. The proceeds from the transfers were (Pounds)173 million. In addition, TXU Europe retained certain tax benefits.

     In July 2001, TXU Europe completed the sale of its 1,000 MW coal-fired Rugeley generating station to International Power for (Pounds)200 million. Cash received at closing was (Pounds)67 million and the remaining cash proceeds from the sale were received in January 2002.

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The restructuring of the generating portfolio, including the sale of West Burton and Rugeley and the transfer of the Peterborough and King's Lynn generation stations, resulted in a pre-tax loss of (Pounds)142 million, recorded in operating and maintenance expense. The retention of certain tax benefits related to the stations and reversal of previously established deferred taxes resulted in a net tax benefit of (Pounds)132 million. The resulting after-tax loss on the sale and the transfer was (Pounds)10 million.

     In May 2001, Stadtwerke Kiel AG (Kiel) acquired all of the share capital of Ares Energie Direkt GmbH (Ares), based in Berlin, Germany, for approximately 24 million Deutsche Marks ((Pounds)8 million). The acquisition of Ares was accounted for as a purchase business combination. Ares is an electricity retailer that offers energy services to both business and residential customers throughout Germany, having 110,000 customers at the time of acquisition.

     In April 2001, TXU Europe received net proceeds of (Euro)522 million ((Pounds)325 million) from the sale of its 19.2% interest in Hidroelectrica del Cantabrico, SA (Hidrocantabrico) and recorded a pre-tax gain of (Pounds)51 million ((Pounds)36 million after-tax). In the year ended December 31, 2000, TXU Europe incurred (Pounds)7 million of costs associated with the offer for Hidrocantabrico. Both of these items are recorded in Other Income - Net.

     In February 2001, TXU Europe finalized the sale of its interest in the North Sea gas fields for (Pounds)138 million. From the date of the sale through December 31, 2001, TXU Europe received net cash proceeds of (Pounds)106 million after settlement of certain outstanding issues, and recorded a net pre-tax gain of (Pounds)9 million in Other Income - Net ((Pounds)6 million after-tax).

     In January 2001, TXU Europe completed the acquisition of 51% of Kiel for (Pounds)145 million. The acquisition of Kiel was accounted for as a purchase business combination. The process of determining the fair value of the assets and liabilities of Kiel was completed in the fourth quarter of 2001. TXU Europe's final valuation of goodwill is (Pounds)109 million. The results of operations of Kiel are reflected in the consolidated financial statements from the January 8, 2001 acquisition date.

     In August 2000, TXU Europe purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc), for total consideration, including direct costs of the acquisition, of (Pounds)340 million. In the transaction, TXU Europe assumed certain of Norweb Energi's obligations. These include Norweb Energi's power purchase agreements, which have been integrated into TXU Europe's energy portfolio. The acquisition of Norweb Energi was accounted for as a purchase business combination. The final amount assigned to goodwill was (Pounds)628 million.

     In August 2000, TXU Europe contracted its customer services operation to Vertex Data Science Limited (Vertex), United Utilities plc's customer services business. Customer services include call centers, billing, credit management and debt collection. TXU Europe's 1,335 customer services staff was transferred to Vertex on September 1, 2000.

     In May 2000, TXU Europe sold its metering business in the UK realizing a pre-tax gain of approximately (Pounds)29 million. In addition, in August 2000, TXU Europe completed the sale of its interest in the Czech utility, Severomoravska energetika, a.s. (SME), realizing a pre-tax gain of approximately (Pounds)20 million.

Critical Accounting Policies

     TXU Europe's accounting policies are detailed in Note 2 to Financial Statements. TXU Europe follows US GAAP. In applying these accounting policies in the preparation of TXU Europe's financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of TXU Europe which are impacted by judgments and uncertainties and for which different amounts would be reported under a different set of conditions or using different assumptions.

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenue recognition -- TXU Europe records revenue for retail and other energy sales and services under the accrual method. Electricity and gas sales revenues are recognized when services are provided to customers and include an estimate for unbilled revenues, or the value of electricity and gas consumed by customers between the date of their last meter reading and the period-end date. As a result, unbilled revenues are subject to a degree of estimation, which can be significant. For the years ended December 31, 2001 and 2000, (Pounds)452 million and (Pounds)410 million, respectively, of unbilled revenue was included in total revenues.

     Derivatives and financial instruments -- TXU Europe accounts for derivatives in accordance with Statement of Financial Accounting Standards
(SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded in earnings, unless (i) the normal purchase or sale exception or (ii) cash flow hedge accounting is elected.

     TXU Europe enters into derivative instruments, including options, swaps and other contractual commitments for both non-trading (i.e., hedging) and trading purposes. TXU Europe enters into derivative instruments for non-trading purposes in order to manage market risks related to changes in interest rates, foreign currency exchange rates and commodity prices.

     TXU Europe has designated, documented and assessed accounting hedge relationships which resulted in cash-flow hedges that require TXU Europe to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Hedge ineffectiveness is recorded in earnings. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains and losses are recorded.

     Although the amounts that ultimately would be recognized in the income statement over the term of the derivatives are the same under any of the methods used, it is the timing of the recognition of these amounts that is the main difference in these methods. The determination of fair value is dependent upon certain assumptions and judgments, as discussed in Energy trading contracts and mark-to-market accounting below.

     The use of the normal purchase and sale exception from derivative classification and the hedge accounting designation are elections that can be made by management if certain strict criteria for derivatives are met and documented. These elections can reduce the volatility in earnings resulting from fluctuations in fair value. Results of operations could be materially affected by elections of normal purchase or sale or hedge accounting for qualifying derivative contracts.

     Energy trading contracts and mark-to-market accounting -- All energy trading contracts, whether or not derivatives under SFAS No. 133, are accounted for under the mark-to-market method of accounting as required by US GAAP. Energy trading portfolios, which may include volumetric forecasts, are valued at current market prices. This marking-to-market process recognizes changes in the value of trading portfolios associated with market price fluctuations. Under mark-to-market accounting, the current values of energy-related contracts are recorded as assets or liabilities on the balance sheet, and any period-to-period change in the current value of such contracts is recognized in the statement of income.

     In the energy trading market, the availability of quoted market prices is dependent on the type of commodity (e.g., natural gas, electricity, etc.) time period specified and location of delivery. In computing the mark-to-market valuations, each market segment is split into liquid and illiquid portions. The liquid portion varies by region, time period and commodity. Generally, the liquid period is supported by broker quotes and frequent trading activity. In illiquid periods, little or no market information may exist, and the fair value would be estimated through market modeling techniques.

     For those periods where quoted market prices are not available, forward price curves are developed based on the available trading information or through the use of industry accepted modeling techniques and practices based on

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

market fundamentals (e.g., supply/demand, replacement cost, etc.), discounted using a risk free interest rate. However, as a matter of policy, TXU Europe generally does not recognize any income from these illiquid markets.

     In accounting for energy trading contracts, settlements of positions under which energy ownership is exchanged (physical contracts) are recorded as revenues and purchases. Gains and losses from settlements of financial positions are recorded net as revenues. For energy trading contracts not yet settled, whether financial or physical, changes in fair value are recorded net as revenues. Such fair value changes are referred to as unrealized gains and losses from mark-to-market valuations. When positions are settled and gains and losses are realized, the previously recorded unrealized gains and losses from mark-to-market valuations are reversed.

     RESULTS OF OPERATIONS

     Operating Results

     Year ended December 31, 2001 compared to 2000

     Operating revenues increased by (Pounds)4.2 billion, to (Pounds)8.7 billion in 2001. This increase is primarily the result of the continued expansion of wholesale trading activity in the UK, Nordic and Central European markets. Wholesale electricity and gas physical sales volumes in 2001 increased 33% and 50%, respectively, over 2000. Trading activity in the UK increased partially as a result of the implementation of the New Electricity Trading Arrangements
(NETA) in March 2001, which eliminated the old Pool system and allows contracts to be made directly between counterparties. Physical sales of power and gas are being recorded gross in revenues and physical purchases of power and gas are recorded in energy purchased for resale rather than net in revenues as is the case for financial contracts. 2001 also includes a full year of revenues from the Norweb acquisition (August 2000) of (Pounds)851 million compared to revenues of (Pounds)391 million in 2000. The inclusion of Kiel and Ares, acquired in 2001, contributed (Pounds)215 million and (Pounds)34 million, respectively, to revenues. The balance of the increase reflects the significant rise in energy trading activity, particularly in the central European and Nordic operations. Downward pressures on revenues include the loss of ex-franchise customers, replaced with customers outside of TXU Europe's ex-franchise area, but who contribute lower margins.

     Gross margin, which is revenues less energy purchased for resale and fuel consumed, increased (Pounds)233 million to (Pounds)1.5 billion in 2001, primarily reflecting increased retail margins resulting from acquisitions, partially offset by declines in wholesale trading margins in the Central Europe and Nordic regions. Included in gross margin are net unrealized gains from mark-to-market valuations of trading positions of (Pounds)41 million in 2001 and a (Pounds)45 million gain on a renegotiated power supply contract of an acquired business. Downward pressures on margins include the loss of ex-franchise customers, replaced with customers outside of TXU Europe's ex-franchise area, but who contribute lower margins.

     Operation and maintenance expense increased (Pounds)218 million to (Pounds)993 million in 2001. The increase includes net charges of (Pounds)22 million related to the Enron bankruptcy. This net charge largely comprises the write-off of energy trading assets and related items of (Pounds)43 million and the write-back of net working capital liabilities of (Pounds)21 million. In addition, there were charges of (Pounds)9 million in respect of the transfer of customer service operations to a third party. This transfer is expected to be completed in mid-2002. The underlying increase also reflects the full-year impact of the Norweb acquisition in 2000 and the Kiel and Ares acquisitions in 2001.

     Excluding the (Pounds)142 million loss on disposal or transfer of generating plants in 2001, other operating expenses increased (Pounds)27 million to (Pounds)235 million in 2001, primarily due to goodwill amortization resulting from acquisitions. Goodwill amortization ceased January 1, 2002 (see Note 2 to Consolidated Financial Statements). In addition, there was (Pounds)23 million in respect of the transfer of customer service operations to a third party.

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Operating income decreased (Pounds)154 million, to (Pounds)107 million in 2001. This reflects the (Pounds)142 million loss on the UK generation plant transactions. The other (Pounds)12 million reflects trading losses in the central European region and the effect of the competitive pressures in the UK retail market offset by the Kiel and Ares acquisitions.

     Other income - net decreased (Pounds)4 million to (Pounds)63 million from income of (Pounds)67 million in 2000. The 2001 period includes a (Pounds)51 million pre-tax ((Pounds)36 million after-tax) gain on the sale of the investment in Hidrocantabrico. The 2000 period includes a (Pounds)20 million pre-tax gain ((Pounds)17 million after-tax) from the sale of its investment in SME in eastern Europe and a (Pounds)29 million pre-tax ((Pounds)20 million after-tax) gain on the sale of its UK metering business.

     Interest expense net of interest income increased (Pounds)10 million, or 4%, to (Pounds)268 million in 2001. The increase is primarily due to interest on borrowings to finance the Norweb acquisition in late 2000 and the Kiel acquisition in January 2001. The period also includes (Pounds)11 million of interest expense related to the receivables securitization. Other changes in financing in the two periods had a largely neutral effect.

     In 2001, there was an income tax benefit of (Pounds)84 million, compared with an income tax expense of (Pounds)29 million in 2000. The change resulted from the tax effects of the UK generation plant transactions. A pre-tax loss of (Pounds)142 million on the generation plant transactions compared to an after-tax loss of (Pounds)10 million reflects the retention of certain UK tax benefits and reversals of related deferred tax liabilities. Excluding the effects of the UK plant transactions, the higher effective tax rate reflects higher levels of non-deductible goodwill amortization in 2001 and the effects of overseas tax rates. Certain additional tax benefits accrued to TXU Europe's parent company as a result of UK tax charges and payments.

     In summary, the operating results for 2001 can be characterized by:

     Decreasing operating income from UK operations, reflecting competitive pressures on retail electricity prices and customer retention, lower and less volatile UK wholesale power prices, which reduced contributions from power stations and opportunities in the UK electricity trading markets, partially offset by strong contribution from gas operations in the UK, in particular in mark-to-market profits on the gas portfolio and in profits from the upstream gas business prior to its disposal in the early spring of 2001 and from a full year's contribution from the Norweb Energi acquisition in August 2000;

     Net after-tax capital gains on the disposal of the investment in Hidrocantabrico and the restructuring of the generating fleet;

     Relatively flat European operating income, itself being the net of the contribution of the acquired Kiel and Ares businesses in Germany and trading losses incurred in central Europe.

     Year ended December 31, 2000 compared to 1999

     Operating revenues increased by (Pounds)854 million, to (Pounds)4.5 billion in 2000. This increase includes the result of the Norweb acquisition, which contributed (Pounds)391 million in revenues in 2000. Wholesale electricity and gas physical sales volumes in 2000 increased 41% and 137%, respectively, over 1999. This was offset by a reduction in revenues from other retail customers in TXU Europe's traditional service area, reflecting intense competition. The balance of the increase in revenues is attributable to the expansion of the energy trading operations, an increase of (Pounds)924 million over 1999.

     Gross margin decreased (Pounds)175 million to (Pounds)1.2 billion in 2000, primarily reflecting lower margins on UK wholesale sales of electricity and gas.

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Operation and maintenance expense decreased (Pounds)139 million to (Pounds)775 million in 2000. The reduction from the comparable 1999 amount reflects the underlying benefits of staff reorganizations and other exit costs and on-going cost savings programs throughout TXU Europe, partially offset by the inclusion of Norweb Energi.

     Other operating expenses increased (Pounds)10 million to (Pounds)208 million in 2000, primarily due to goodwill amortization.

     Other income - net increased (Pounds)59 million in 2000 to (Pounds)67 million. The increase is comprised primarily of the gains from the sale of certain assets and other investments, including the sale of the metering business and the sale of the portfolio interest in SME, aggregating (Pounds)65 million pre-tax ((Pounds)46 million after-tax). Other gain transactions, equity in earnings of joint ventures and dividend income from other investments, reduced by the (Pounds)7 million in costs associated with the intended offer for Hidrocantabrico, were also contributing factors.

     Interest expense for 2000 was higher than for 1999 primarily due to higher variable interest rates and a higher level of debt.

     Total income tax expense of TXU Europe for 2000 was (Pounds)29 million compared with (Pounds)55 million for 1999. The effective tax rate in both periods is affected by amortization of goodwill and other non-deductible items primarily related to a capital lease. The effective tax rate in 2000 also reflects (Pounds)18 million in respect of favorable resolutions of certain matters relating to tax matters in prior years.

Energy Trading Activities

     The table below summarizes the changes in energy trading assets and liabilities for the year ended December 31, 2001. The net change, excluding "other activity" as described below, represents the effect of mark-to-market accounting on earnings for 2001 (in millions).

     Balance of net trading assets/(liabilities) at December 31, 2000 .......................         (Pounds)(49)

     Settlements of positions included in the opening balance (1) ...........................                 (44)

     Unrealized mark-to-market valuations of positions held at year-end .....................                  85

     Other activity (2) .....................................................................                 (66)
                                                                                                      -----------

     Balance of net trading assets/(liabilities) at December 31, 2001 .......................         (Pounds)(74)
                                                                                                      ===========

(1) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of December 31, 2000.

(2) Includes current year payments or receipts of cash or other consideration, including option premiums, associated with trading positions and amortization of such amounts. This activity has no effect on unrealized mark-to-market valuations.

     Of the net trading asset/liability balance above at December 31, 2001, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is (Pounds)95 million. The remainder ((Pounds)169 million) of the December 31, 2001 balance is comprised principally of amounts representing current and prior years' net receipts of cash or other consideration, including option premiums, associated with trading positions, net of any amortization. This includes, during 2001, amounts in respect of the tolling agreement entered into as part of the disposition of the Rugeley power station and on gas contracts entered into to lock in positive mark-to-market positions. The following table presents the unrealized mark-to-market balance at December 31, 2001 scheduled by contractual settlement dates of the underlying positions (in millions).

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                  Maturity dates of unrealized mark-to-market balance at December 31, 2001
                                                ----------------------------------------------------------------------------
                                                 Maturity less                                Maturity in
                                                     than       Maturity of    Maturity of     Excess of
                                                     1 year      1-3 years      4-5 years       5 years           Total
     ----------------------------------------   --------------  -----------    ------------   ------------   ---------------
     Pricing method:
       Prices actively quoted ...............              (11)          (1)             --             --               (12)
       Prices provided by other external
        sources .............................               47           28               7             --                82
         Prices based on models .............               32           (9)              3             (1)               25
                                                --------------  -----------    ------------   ------------   ---------------

     Total ..................................               68           18              10             (1)               95
                                                ==============  ===========    ============   ============   ===============

     Percentage of total ...................                71%          19%             11%            -1%            100.0%

         As the above table indicates, 90% of the unrealized mark-to-market valuations at December 31, 2001 mature within three years. This is reflective of the terms of the positions and the conservative methodologies employed in valuing positions in periods of decreased market liquidity and visibility. The "prices actively quoted" category reflects exchange traded contracts with active quotes available through 2011. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter (OTC) broker quotes are available. The "prices based on models" category contains the value of all non-exchange traded options, valued using an industry accepted option pricing model. In addition, this category contains other contractual arrangements, which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled by TXU Europe as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

Discontinued Operations

     Revenues for 2001 were (Pounds)323 million compared with (Pounds)371 million for 2000. The decrease reflects the impact of the OFGEM price review, which was effective from late March 2001. Income from operations of this discontinued business, after tax for 2001 was (Pounds)73 million compared with (Pounds)92 million in 2000. The decrease reflects the reduction in revenues as a result of The Office of Gas and Electricity Markets (OFGEM) actions and the effect of restructuring costs incurred following the disposal of the Networks business. The 2001 results also include (Pounds)7 million of income for the period from January 1, 2002 through the final completion date of January 18, 2002 and (Pounds)36 million of income from the measurement date (November 18, 2001) to December 31, 2001.

Regulatory Issues

     Although the electricity and gas markets in the UK are now fully open to competition, there are currently certain price restrictions on rates that may be charged and other price restrictions for electricity supply businesses. OFGEM has announced that these restrictions, which currently affect TXU Europe Group's electricity supply business, will be removed in April 2002. TXU Europe Group's natural gas supply business is not subject to price regulation.

Liquidity and Capital Resources

Year ended December 31, 2001 compared to 2000

     Net cash generated by operating activities was (Pounds)186 million for 2001 compared with (Pounds)507 million for 2000, a decrease of (Pounds)321 million. Lower cash flows were driven by several factors, including reduced cash operating profits in both the continuing and discontinued operations and lower cash receipts associated with energy trading positions, including option premiums (such positions are recorded as energy trading assets and liabilities). Movements in certain operating assets and liabilities have been affected by the significantly higher levels in 2001 of revenues and

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

energy purchased for resale resulting from increased trading activities and changes in UK trading arrangements (during 2001, changes in UK trading arrangements resulted in an increase in physical sales and purchases of power and gas, which are recorded gross in revenue and energy purchased for resale, and lower levels of financial contracts, which are recorded net in revenue).

     Cash provided by investing activities was (Pounds)980 million for 2001 compared with cash used of (Pounds)581 million for 2000. Acquisitions of businesses in 2001 (Kiel and Ares) were (Pounds)153 million compared to (Pounds)319 million in 2000 (primarily Norweb Energi). Capital expenditures were (Pounds)262 million for 2001 compared with (Pounds)229 million for 2000. Cash used for other investments in 2000 of (Pounds)238 million primarily reflects the purchase of additional shares in Hidrocantabrico. Proceeds from the sales of assets and other investments were (Pounds)1.1 billion for 2001 and (Pounds)137 million for 2000. In 2001, such proceeds were from TXU Europe's repositioning of its portfolio through generating plant disposals or transfers and the sale of TXU Europe's investment in Hidrocantabrico ((Pounds)325 million) and the sale of the North Sea gas assets ((Pounds)106 million). In 2000, such proceeds were from the sales of the metering business ((Pounds)36 million), the investment in SME ((Pounds)51 million) and the sale of other investments ((Pounds)50 million).

     Cash used by financing activities for 2001 was (Pounds)1.2 billion compared with cash provided of (Pounds)452 million for 2000. For 2001, long-term debt borrowings were (Pounds)558 million and repayments of long-term debt were (Pounds)2.1 billion, which includes (Pounds)915 million of reductions in capital lease and rent factoring obligations. Most of the debt reduction came from the cash proceeds from the plant and investment sales. (See table below for details.) In addition, there was (Pounds)95 million of Preferred Securities of Subsidiary Perpetual Trust issued in March 2000. For 2000, borrowings of long-term debt were (Pounds)1.4 billion and repayments were (Pounds)1.1 billion (primarily to pay down the Tranche B borrowings under TXU Europe's Sterling Credit Agreement, which was replaced in 2001). For 2001, changes in notes payable - banks and other short-term loans, including changes in receivable securitization, provided (Pounds)358 million compared with providing (Pounds)103 million in 2000. TXU Corp. intends to subscribe to an additional (Pounds)150 million of ordinary share capital in TXU Europe during 2002.

     The high levels of cash remaining on the balance sheet at the end of 2001 reflect the timing of the use of proceeds received from the disposal of the West Burton generating facility and from the trading arrangement discussed above. Short-term debt was paid off in early January 2002. The 2000 ending balance of cash reflects the late-year (euro)500 million ((Pounds)301 million) bond issue in anticipation of rent factoring payments and the Kiel acquisition occurring in January 2001.

     Details of all TXU Europe's financing arrangements and facilities are set out in the Notes to Consolidated Financial Statements.

Year ended December 31, 2000 compared to 1999

     Net cash generated by operating activities was (Pounds)507 million for 2000 compared with (Pounds)417 million for 1999, an increase of (Pounds)90 million. This increase reflects higher cash receipts associated with energy trading positions, including option premiums, in 2000 compared to 1999 and improvements in net working capital.

     Cash used in investing activities was (Pounds)581 million for 2000 compared with (Pounds)686 million for 1999. Acquisitions of businesses (primarily Norweb Energi) were (Pounds)319 million in 2000. Capital expenditures were (Pounds)229 million for 2000 compared with (Pounds)385 million for 1999. Cash used for other investments in 2000 of (Pounds)238 million primarily reflects the purchase of additional shares in Hidrocantabrico. The (Pounds)282 million invested in 1999 was primarily for the investments in Powest and Atro Oyj in the Nordic markets. Proceeds from the sales of assets and other investments were (Pounds)137 million for 2000. Most of this came from the sales of the metering business ((Pounds)36 million), the investment in SME ((Pounds)51 million) and the sale of other investments ((Pounds)50 million).

     Cash provided by financing activities for 2000 was (Pounds)452 million compared with (Pounds)88 million for 1999. For 2000, long-term debt borrowings were (Pounds)1.4 billion and repayments of long-term debt were (Pounds)1.1 billion (primarily to pay down the Tranche B borrowings). (See table below for details.) In addition, there was (Pounds)95 million of Preferred Securities of Subsidiary Perpetual Trust issued in March 2000. For 1999, borrowings of long-term debt were approximately (Pounds)2.4 billion and repayments were approximately (Pounds)1.5 billion, reflecting the refinancing of the original

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TXU Corp. acquisition financing. For 2000, changes in notes payable - banks and other short-term loans, including changes in receivable securitization, provided (Pounds)103 million compared with repayments of (Pounds)102 million in 1999.

Financing Arrangements

     Details concerning changes in long-term debt are presented below:

                                                                                        Year Ended December 31,
                                                                       -------------------------------------------------------
                                                                            2001               2000                  1999
                                                                       ---------------   -----------------      --------------
                                                                                         ((Pounds) million)
Borrowings under the:
    Revolving Credit Facility Agreement
       Tranche A due 2006 ....................................                     399                   -                   -
    Sterling Credit Facility - Term Facility .................                       -                   -                 750
    Sterling Credit Facility - Tranche B:
       Norwegian Kroner (NOK) ................................                       4                  53                 124
       Spanish pesatas .......................................                       -                   -                  51
       Pounds sterling .......................................                      50                 115                 133
       Euro's ................................................                      30                 362                 257
    Senior Notes .............................................                       -                   -                 921
    EMTN program - Notes:
        7.25% due 2007 .......................................                       -                  50                   -
        7.25% due 2030 .......................................                       -                 275                   -
        6.88% due 2001 .......................................                       -                 100                   -
      35 PUT 5 Resettable Notes due 2035 .....................                       -                 301                   -
    Other long-term debt .....................................                      75                  94                 187
                                                                       ---------------   -----------------      --------------
        Total  borrowings ....................................                     558               1,350               2,423
                                                                       ---------------   -----------------      --------------

Retirements of :
    Sterling Credit Facility - Term Facility .................                    (750)                  -                   -
    Sterling Credit Facility - Tranche B .....................                    (305)               (568)               (316)
    EMTN program - Notes .....................................                    (100)                (50)                  -
    Acquisition facility .....................................                       -                   -                (750)
    Loan notes ...............................................                      (3)                  -                 (48)
    Other long-term debt .....................................                    (919)               (459)               (415)
                                                                       ---------------   -----------------      --------------
        Total retirements ....................................                  (2,077)             (1,077)             (1,529)
                                                                       ---------------   -----------------      --------------

     Other long-term debt retirements include (Pounds)725 million reduction in capital lease obligations, primarily as a consequence of generating plant transfers.

     At December 31, 2001, TXU Europe had a (Euro)2.0 billion Euro Medium Term Note (EMTN) program, under which TXU Europe may from time to time issue notes in various currencies. As of December 31, 2001, there were (Pounds)275 million of 7.25% Sterling Eurobonds due March 8, 2030 and (Pounds)301 million of 35 PUT 5 Resettable Notes due 2035 outstanding under the EMTN program. TXU Europe has granted to the holders an optional put in 2015 in exchange for a waiver of a provision that would have prohibited the disposition of the Networks business. A similar provision in the Resettable Notes has been waived for a fee without any further changes to the terms of the Resettable Notes.

     Revolving Credit Facilities Agreement - TXU Europe has a joint sterling-denominated line of credit with a group of banking institutions under a credit facility agreement (Revolving Credit Facilities Agreement), dated November 19, 2001. There were three tranches in this facility. Tranche A is a multi-currency, (Pounds)800 million five-year revolver, which allows for short-term borrowings. Tranche B was not drawn upon and has been cancelled. Tranche C was a short-term bridge facility. It was repaid ((Pounds)560 million drawn at December 31, 2001) upon receipt of

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the proceeds from the sale of the Networks business in January 2002 and cancelled upon receipt of all bond waivers on February 26, 2002. As of December 31, 2001, the outstanding borrowings under Tranche A are (Pounds)589 million at 4.56% per annum of which (Pounds)399 million has been classified as long-term. In January 2002, the (Pounds)190 million of Tranche A borrowings, which represented the short-term portion, were repaid with proceeds received from the West Burton disposal.

     See Notes 7 and 8 to Consolidated Financial Statements for more information concerning available sources of short-term and long-term financing.

     TXU Europe's goal is to continue to maintain credit ratings necessary to allow TXU Europe and/or its subsidiaries to access the short term financing market. If TXU Europe and its subsidiaries were to experience a downgrade of their respective credit ratings, access to these markets may no longer be possible, resulting in the need to borrow under committed bank lines or seek other liquidity sources.

     In order to borrow under these credit facilities, TXU Europe must be in compliance with the applicable financial covenants and certain other conditions. These covenants consist principally of a total debt to capitalization ratio and an interest coverage ratio. Increases in the outstanding principal amount borrowed are prohibited if a material adverse change, as defined in the Revolving Credit Facilities Agreement, occurred. TXU Europe is in compliance with these covenants and meets the required conditions at December 31, 2001 and anticipates that it will remain in compliance. In the event TXU Europe were not in compliance with the applicable covenants and other conditions, TXU Europe might need to pursue alternative sources of funding.

     TXU Europe and its subsidiaries may also from time to time utilize these short-term facilities to temporarily fund maturities and early redemptions of long-term debt and other securities, as well as its other short term requirements. If TXU Europe and its subsidiaries were unable to access the capital markets to refund these short-term borrowings, additional liquidity sources would be necessary.

     Sale of Receivables -- TXU Europe continuously sells accounts receivables under a program with a commercial bank to replace those receivables that have been collected. Under the program, TXU Europe has a receivables servicing obligation but does not incur a measurable asset or liability. The program was amended in the third quarter of 2001 and the overall limit was reduced to (Pounds)300 million. At December 31, 2001, accounts receivable of TXU Europe were reduced by (Pounds)181 million under the program and (Pounds)108 million of future receivables sold were reflected as other short-term loans on the balance sheet. The short-term loans bear interest at an annual rate, which was 4.13% at December 31, 2001, based on commercial paper rates plus a margin. Debt securitization discounts of (Pounds)11 million are included in interest expense.

     Long-term Contractual Obligations and Commitments -- The following table summarizes the contractual cash obligations of TXU Europe for each of the periods presented (see Notes 8 and 18 to Financial Statements for additional disclosures regarding terms of these obligations.)

                                                                                Payments Due
                                                     -----------------------------------------------------------------------------
Contractual  Cash Obligations                           2002        2003         2004         2005         2006        Thereafter
---------------------------------------------------  ----------- ----------- ----------- -------------  -----------  -------------
                                                                               ((Pounds)million)
Long - term debt and capital lease obligations       (Pounds)274  (Pounds) 7 (Pounds) 29 (Pounds)  758  (Pounds)409  (Pounds)1,591
Operating leases ..................................           34          30          29             1            1              3
Power purchase and capacity payments ..............          341         344         316           304          287          1,102
Gas take-or-pay contracts .........................           99          92          90            88           88            142
Coal ..............................................           91          77          91            98           97            301
                                                     ----------- ----------- ----------- -------------  -----------  -------------
Total Contractual Cash Obligations ................  (Pounds)839 (Pounds)550 (Pounds)555 (Pounds)1,249  (Pounds)882  (Pounds)3,139
                                                     =========== =========== =========== =============  ===========  =============

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS






      The following table summarizes the commercial commitments in effect at December 31, 2001 by expiry date:

                                         Total            Amount of Commitment Expiring Each Period
                                                          -----------------------------------------
                                        Amounts
Commercial Commitments                 Committed     2002     2003       2004       2005          2006       Thereafter
-----------------------------         ----------  ----------  ----       ----    ----------    ----------    ----------
Letters of credit ..................  (Pounds)575  (Pounds)326     -          -    (Pounds)199             -     (Pounds)50
Guarantees .........................          76           -     -          -             -             -            76
                                      ----------  ----------  ----       ----    ----------    ----------    ----------

Total Commercial Commitments .......  (Pounds)651  (Pounds)326     -          -    (Pounds)199             -    (Pounds)126
                                      ==========  ==========  ====       ====    ==========    ==========    ==========

      The guarantees relate primarily to certain liabilities that may be incurred and payable by the purchasers of TXU Europe's former US and Australian coal business and US energy marketing operations sold in 1998 prior to acquisition by TXU Corp.

      Letters of credit - At December 31, 2001 TXU Europe had outstanding letters of credit of (Pounds)575 million. The letters of credit primarily fulfill requirements necessary to trade energy on certain power exchanges and to cover the potential termination values on cross border leases required under plant disposal or transfers. TXU Europe has a commitment to provide, in respect of the lease of gas-fired power stations to Centrica plc, an additional letter of credit security of (Pounds)50 million in the event of notification from the rating agencies of negative watch/downgrade on TXU Europe. TXU Europe has facilities available to cover this.

Effect of Inflation


       Inflation in the UK and continental Europe was at a historically low level in 2001, 2000 and 1999, and therefore inflation did not have a material impact on results of operations for the periods presented.

CHANGES IN ACCOUNTING STANDARDS

       On January 1, 2001, TXU Europe adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. (See Note 2 to Consolidated Financial Statements.)

       SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", became effective for TXU Europe for transfers on or after April 1, 2001. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires additional disclosures in its financial statements. These disclosures have been incorporated in the accompanying financial statements.

       SFAS No. 141, "Business Combinations", became effective for TXU Europe on July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method. All acquisitions of TXU Europe Group have been accounted for by the purchase method.

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       SFAS No. 142, "Goodwill and Other Intangible Assets", is effective for TXU Europe beginning January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units for the purpose of assessing potential impairment based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. The amortization of TXU Europe's existing goodwill (approximately (Pounds)116 million on an annualized basis) will cease after December 31, 2001.

       In addition, SFAS No. 142 requires completion of a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations.

       As part of its implementation effort to adopt SFAS No. 142, TXU Europe is in the process of determining its reporting units as defined by SFAS No. 142, the fair value of those reporting units and the allocation of goodwill to those reporting units.

       SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU Europe on January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures.

       SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for TXU Europe as of January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

       For standards not yet adopted, TXU Europe is evaluating the potential effect on its financial position and results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Market risk is the potential loss TXU Europe may incur as a result of changes in the market or fair value of a particular instrument or commodity. TXU Europe is exposed to market risks associated with interest rates, foreign currency exchange rates and commodity price risks in both energy trading activities and non-trading operations. TXU Europe's exposure to market risk is affected by a number of factors, including the size, duration, composition, and diversification of its energy portfolio, the absolute and relative levels of interest rates and foreign currency exchange rates, commodity prices, as well as volatility and liquidity of markets. TXU Europe enters into derivative instruments for non-trading purposes in order to manage exposures to changes in interest rates, foreign currency exchange rates and commodity prices. Through its energy trading subsidiary, TXU Europe assumes certain market risks in an effort to generate gains from market price differences. It does so through the use of derivative instruments, including exchange traded and over-the-counter contracts, as well as through other contractual commitments in its energy trading activities.

Risk Oversight

       TXU Europe manages the market, credit and operational risk of the portfolio and its trading activities within limitations imposed by its Board of Directors and in accordance with TXU Europe's overall risk management policies. Market risks are monitored weekly by a risk management group that operates and reports independently from the trading operations, utilizing industry accepted mark-to-market techniques and analytical methodologies, which value the portfolio of contracts and the hypothetical effect on this value from changes in market conditions.

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These techniques include, but are not limited to, sensitivity analyses and (from 2000 onwards) value at risk (VAR) methodologies using a Monte Carlo simulation approach. This methodology is used to measure risk that can occur under normal market conditions utilizing net open position, net mark-to-market value, term of transactions and location of transaction. VAR is a mathematical estimate of a portfolio's maximum potential for loss or gain due to market movements utilizing standard statistical techniques and historical market price volatilities. TXU Europe computes VAR on a weekly basis assuming a 95% probability or confidence level and a five-day holding period where the risk profile remains constant (see below). Stress testing of prices and volatility also is calculated and utilized to simulate and address abnormal market conditions.

       Energy trading subjects TXU Europe to some inherent risks associated with future contractual commitments, including market and operational risks credit risk associated with counterparties, product location (basis) differentials and market liquidity. TXU Europe continuously monitors the valuation of identified risks and adjusts the portfolio valuation based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments have either matured or are closed out. Price and credit risks are further managed within the established trading policies and limits established.

       Comparable information on a VAR basis is not available for the full year of 2000. Therefore, in addition to disclosure of VAR for 2001, a measure of market risk using the sensitivity analysis method is provided herein for 2000 and 2001 which measures the potential loss in earnings based on a hypothetical percentage movement in energy prices.

       TXU Europe's parent company and its subsidiaries have a corporate risk management organization that is headed by a global chief risk officer. The chief risk officer through his designees, establishes and enforces the VAR limits by region, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in the various businesses of TXU Corp. and their associated transactions. Key risk control activities include, but are not limited to, credit review and approval, operational and market risk measurement, validation of transactions, portfolio valuation and daily portfolio reporting including mark-to-market valuation, VAR and other risk measurement metrics.

Commodity Price Risk

        TXU Europe is exposed to the impact of market fluctuations in the price of electricity, natural gas, coal and other energy-related products marketed and purchased. TXU Europe faces these exposures in both non-trading and trading operations (see below).

Non-Trading Operations

       TXU Europe engages in commodity-related marketing and price risk management activities in order to hedge market risk and exposure to prices of electricity, natural gas and fuel. For financial reporting purposes, "non-trading operations" are defined as the normal generation (including fuel consumed), purchase, sale and delivery of electricity and natural gas for ultimate resale to retail customers. The objective of risk management related to non-trading operations is the limiting of price risk related to the traditional asset-based generation, production, distribution, or transmission activities of TXU Europe.

       The financial instruments used for non-trading purposes include primarily forwards, swaps and options. The gains and losses related to these derivatives, to the extent effective as accounting hedges, are deferred in the balance sheet and recognized in the same periods as the settlements of the underlying physical transaction. These realized gains and losses are included in operating revenues and operating expenses in the accompanying consolidated statement of income. TXU Europe's generation assets and retail customer arrangements are not derivatives or trading contracts; therefore, TXU Europe uses accrual accounting for those transactions.

       In the UK prior to March 27, 2001, electricity prices were established through power pools which were controlled through an agreement with the licensed generators and suppliers. Substantially all power generated was

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sold into and purchased from the wholesale electricity trading Pool. In order to manage the exposure to fluctuations in electricity Pool prices, TXU Europe entered into both short- and long-term derivative instruments (contracts for differences) whereby the pool price was fixed for an agreed-upon quantity and duration by reference to an agreed-upon strike price. With the implementation of NETA on March 27, 2001, the Pool was eliminated.

       The hypothetical loss in fair value of TXU Europe Group's contracts for forwards, swaps, options and other contracts at December 31, 2001 and 2000 entered into for non-trading purposes arising from a 10% adverse movement in future electricity prices is estimated at (Pounds)7 million and (Pounds)2 million, respectively, on a comparable basis (during 2001, some significant power purchase arrangements changed from being derivative to non-derivative contracts or were terminated; the previously reported hypothetical loss for December 31, 2000 of (Pounds)270 million included the effect of these contracts). This loss is calculated by modeling the contracts against an internal forecast of future prices using discounted cash flow techniques. The decrease in the hypothetical market movement results from the decrease in energy purchase commitments during 2001. As these non-trading contracts are used to hedge sales to retail customers, any adverse movement in wholesale electricity prices does not directly affect the performance or profitability of TXU Europe, which is more affected by price movements in retail markets.

Trading Operations

       For financial reporting purposes, trading operations are defined as those activities with the objective of generating profits on or from exposure to shifts or changes in market prices on the purchase and/or sale of electricity, natural gas, fuel and other energy-related products. For TXU Europe this consists of the energy trading subsidiaries which trade electricity, natural gas and other energy-related products as a commodity. TXU Europe uses mark-to-market accounting for energy trading operations (see Note 2 to Financial Statement).

       The contractual agreements and derivatives held by the energy trading operations are exposed to losses in fair value due to changes in the price and volatility of the underlying commodities.

       The hypothetical loss in fair value, arising from an adverse movement in future prices of at least 10%, of TXU Europe's derivatives and other contracts entered into for trading purposes in existence at December 31, 2001 and 2000, using standard sensitivity analysis techniques, was:

                                                         December 31,
                                             -----------------------------------
                                                  2001                2000
                                             ----------------  -----------------
                                                     ((Pounds) millions)

           Electricity ...................         32                  30
           Gas ...........................          9                  24
           Coal ..........................         11                   -

       VAR -- The quantification of market risk using value-at-risk methodologies provides a consistent measure of risk across diverse energy markets and products. The use of this method requires a number of key assumptions, such as use of (i) a 95% confidence level; (ii) an estimated one-day holding period; and (iii) historical estimates of volatility or other simulation based volatility estimates (such as the Monte Carlo simulation).

       At December 31, 2001, the total VAR for TXU Europe relating to energy trading activities was (Pounds)7 million, based on a 95% confidence level and a one-day holding period. Comparable information on a VAR basis is not available for the full year of 2000. Therefore, a measure of market risk using the sensitivity analysis method is provided herein for 2000 and 2001 which measures the potential loss in earnings based on a hypothetical percentage movement in energy prices.

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

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The table below provides information concerning TXU Europe's financial instruments as of December 31, 2001 that are sensitive to changes in interest rates, which include debt obligations, by principal amount and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. TXU Europe has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts. The contracts require settlement of net interest receivable at specified intervals which generally coincide with the dates on which interest is payable on the underlying debt, primarily semi-annually. When differences exist between the swap settlement dates and the dates on which interest is payable on the underlying debt, the gap exposure, or basis risk, is managed by means of forward rate agreements. These forward rate agreements are not expected to have a material effect on TXU Europe's financial position, results of operations or cash flows. None of the interest rate swaps or forward rate agreements were entered into for trading purposes. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected, or contractual, maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

                                                  Expected Maturity Date
                                       -----------------------------------------------
                                                                                              2001               2000
                                                                                          ----------------------------------
                                                                                There-             Fair                Fair
                                       2002    2003     2004      2005   2006   after      Total   Value      Total    Value
                                       ----    ----     ----      ----   ----   ------    -------  -----      -----    -----
                                                                ((Pounds) millions except percents)
Long-term Debt (including
     current maturities):

     Fixed Rate ((Pounds)m)             243       2        2       751      2   1,052      2,052   2,107      2,333    2,321

       Average interest rate           6.16%   7.45%    7.42%     6.67%  7.40%   7.17%      6.87%      -       7.03%       -

     Variable Rate ((Pounds)m)           30       5       26         6    406     535      1,008   1,008      1,442    1,442

       Average interest rate           4.35%   4.94%    5.65%     4.94%  4.56%   3.75%      4.19%      -       6.77%       -

Interest Rate Swaps:
     (notional amounts)

     Fixed to Variable ((Pounds)m)      241       -        -       310      -     345        896      28        870       (2)

       Average pay rate                1.97%      -        -      1.97%     -    3.09%      2.40%      -       6.71%       -

       Average receive rate            6.15%      -        -      6.45%     -    6.04%      6.21%      -       6.48%       -

     Variable to Fixed ((Pounds)m)       216       -        -       398      -     329        943     (38)     1,759      (62)

       Average pay rate                6.57%      -        -      6.63%     -    6.57%      6.57%      -       6.65%       -

       Average receive rate            4.01%      -        -      4.01%     -    4.19%      4.07%      -       6.24%       -

Foreign Currency Risk

       TXU Europe manages its exposure to changes in foreign currency exchange rates principally by matching foreign currency denominated assets with borrowings in the same currency or by swapping principal and interest components of foreign currency borrowings into sterling. Currency swaps and options are also used where appropriate to hedge any residual exposures. In addition, some imports of capital equipment and fuel are denominated in currencies other than sterling and the sterling cost of these is fixed by means of forward contracts as soon as TXU Europe's contractual commitment is firm.

                      TXU EUROPE LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following table summarizes notional amounts at the contract exchange rates, weighted average contractual exchange rates and estimated fair values by contract maturity for contracts open at December 31, 2001 and 2000:

                                                       Expected Maturity Date
                                       --------------------------------------------------------
                                                                                                   2001     2000
                                                                                There-             Fair     Fair
                                       2002    2003     2004      2005   2006   after    Total     Value    Value
                                       ----    ----     ----      ----   ----   ------  -------    -----    -----
                                               ((Pounds)millions, except exchange rates which are in US$)
Principal payments -(Pounds)            216       -        -       398      -     645      1,259     122       96
    Average exchange rate - $          1.62       -        -      1.63      -    1.86       1.75       -        -
Interest payments -(Pounds)              83      69       69        69     44     457        791      12        5
    Average exchange rate - $          1.63    1.63     1.63      1.63   1.62    1.62       1.62       -        -

                           FORWARD-LOOKING STATEMENTS

       This report and other presentations made by TXU Europe contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Europe believes that in making any such statements its expectations have been based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of TXU Europe to differ materially from those projected in any such forward-looking statement: (1) general economic and business conditions in the UK and continental Europe; (2) unanticipated changes in interest rates, in rates of inflation, or in foreign exchange rates; (3) prevailing governmental, statutory, regulatory or administrative policies and initiatives affecting TXU Europe, its subsidiaries or the UK or European electric and gas utility industries; (4) general industry trends; (5) competition; (6) power costs and availability; (7) changes in business strategy, development plans or vendor relationships; (8) availability, terms and deployment of capital and capital market conditions; (9) availability of qualified personnel; (10) changes in, or the failure or inability to comply with, governmental regulations, including, among other things, environmental regulations; (11) changes in tax laws; (12) weather conditions and other natural phenomena; (13) unanticipated population growth or decline, and changes in market demand and demographic patterns; (14) access to adequate transmission facilities to meet changing demand; (15) pricing and transportation of oil, coal, natural gas and other commodities; (16) unanticipated changes in operating expenses and capital expenditures; (17) the ability of TXU Europe to enter into financial instruments to hedge various market risks or the inability of the counterparties to meet their obligations with respect to financial instruments; and (18) changes in technology used and services offered by TXU Europe.

       Any forward-looking statements speak only as of the date of this report. TXU Europe undertakes no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for TXU Europe to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor or combination of factors may cause results to differ materially from those contained in any forward-looking statement.

                       TXU EUROPE LIMITED AND SUBSIDIARIES

                           STATEMENT OF RESPONSIBILITY

     The management of TXU Europe Limited and subsidiaries (TXU Europe) is responsible for the preparation, integrity and objectivity of the consolidated financial statements of TXU Europe and its subsidiaries and other information included in this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As appropriate, the statements include amounts based on informed estimates and judgments of management.

     The management of TXU Europe has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control includes a risk monitoring framework designed to provide an assurance to the Board of Directors of TXU Europe of the adequacy and effectiveness of business systems and controls. Management considers the recommendations of the Risk Monitoring & Assurance team and independent auditors concerning TXU Europe's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2001, TXU Europe's system of internal control was adequate to accomplish the objectives discussed herein.

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

           /s/ PHILIP G. TURBERVILLE                                    /s/ PAUL C. MARSH
--------------------------------------------------        -----------------------------------------------
 Philip G. Turberville, Chief Executive Officer              Paul C. Marsh, Chief Operating Officer


           /s/ ROGER PARTINGTON                                         /s/ MARTIN STANLEY
--------------------------------------------------        -----------------------------------------------
          Roger Partington, President,                             Martin Stanley, President,
           Retail, Sales & Marketing                                  Trading & Production


            /s/ WILLEM SMIT                                             /s/ HENRY BIRT
--------------------------------------------------        -----------------------------------------------
      Willem Smit, Senior Vice President,                    Henry Birt, Principal Financial Officer
         European Business Integration


           /s/ HENRY DAVIES
--------------------------------------------------
   Henry Davies, Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT

     To the Board of Directors and Shareholders of TXU Europe Limited and
Subsidiaries:

     We have audited the accompanying consolidated balance sheets of TXU Europe Limited and subsidiaries (TXU Europe) as of December 31, 2001 and 2000, and the related statements of consolidated income, comprehensive income, cash flows and shareholder's equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of TXU Europe's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Europe Limited and subsidiaries at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     DELOITTE & TOUCHE

     London, England
     January 31, 2002

TXU EUROPE LIMITED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

                                                                                       Year Ended December 31,
                                                                            ------------------------------------------
                                                                              2001             2000             1999
                                                                            -------          -------          --------
                                                                                        ((Pounds) million)
Operating Revenues ......................................................     8,691            4,517            3,663
                                                                            -------          -------          -------

Operating Expenses
     Energy purchased for resale and fuel consumed ......................     7,214            3,273            2,244
     Operation and maintenance ..........................................       993              775              914
     Loss on sale and transfer of plants ................................       142                -                -
     Depreciation and other amortization ................................       119              113              118
     Goodwill amortization ..............................................       116               95               80
                                                                            -------          -------          -------

    Total operating expenses ............................................     8,584            4,256            3,356
                                                                            -------          -------          -------

Operating Income ........................................................       107              261              307
Other Income - Net ......................................................        63               67                8
                                                                            -------          -------          -------
Income Before Interest, Income Taxes, Distributions and
  Minority Interest .....................................................       170              328              315

Interest Income .........................................................        68               59               63

Interest Expense ........................................................       336              317              291
                                                                            -------          -------          -------
Income (Loss) From Continuing Operations Before Income
  Taxes, Cumulative Effect of Change in Accounting, Distributions and
  Minority Interest .....................................................       (98)              70               87
Income Tax Expense (Benefit) ............................................       (84)              29               55
                                                                            -------          -------          -------
Income (Loss) From Continuing Operations Before Cumulative
  Effect of Change in Accounting, Distributions and Minority
  Interest ..............................................................       (14)              41               32

Discontinued Operations - Net of Taxes (Note 3)
     Income from operations of discontinued Networks business ...........        73               92              112
     Loss on disposal of Networks business ..............................       (34)               -                -
                                                                            -------          -------          -------
         Income from discontinued operation .............................        39               92              112

Cumulative Effect Of Change in SFAS No. 133 Treatment
  Related to DIG Issue effective July 1, 2001 (Net of(Pounds)1
  million tax effect) ...................................................        (3)               -                -

Distributions on Preferred Securities of Subsidiary Perpetual
  Trust .................................................................        (7)              (8)               -

Affiliate Interest in Subsidiary ........................................         3               (3)              (5)

Minority Interest .......................................................       (11)              (2)              (1)
                                                                            -------          -------          -------

Net Income ..............................................................         7              120              138
                                                                            =======          =======          =======

See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                                                 Year Ended December 31,
                                                                                          -----------------------------------
                                                                                            2001         2000          1999
                                                                                          -------       -------       -------
                                                                                                   ((Pounds) million)
Net Income .............................................................................        7           120           138
                                                                                          -------       -------       -------
Other Comprehensive Income (Loss) - Net change during period, net of tax effects:
      Investments classified as available for sale:
          Unrealized holding gains .....................................................       38            19             -
          Reclassification of net gain realized on sale of investments
            to other income ............................................................      (35)          (14)            -

      Cumulative currency translation adjustment .......................................        1             1             1

      Cash flow hedges (under SFAS No. 133):
          Cumulative transition adjustment as of January 1, 2001 .......................      (72)            -             -
          Discontinued cash flow hedges ................................................        2             -             -
          Net change in fair value of derivatives ......................................      (60)            -             -
          Amounts reclassified or realized in earnings during the period ...............       87             -             -
                                                                                          -------       -------       -------

          Total ........................................................................      (39)            6             1
                                                                                          -------       -------       -------

Comprehensive Income (Loss) ............................................................      (32)          126           139
                                                                                          =======       =======       =======

See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                          ------------------------------
                                                                                           2001        2000        1999
                                                                                          ------      ------      ------
Cash Flows - Operating Activities                                                               ((Pounds)million)

    Net income ......................................................................          7         120         138
    Adjustments to reconcile net income to cash provided by operating activities:
         Cumulative effect of change in accounting principle ........................          4         (10)          -
         Depreciation and amortization ..............................................        273         261         260
         Deferred income taxes (benefit) ............................................       (199)         81          89
         Loss (gain) on sale of assets and investments ..............................        153         (65)          -
         Net effect of unrealized mark-to-market valuation (gains) ..................        (41)        (54)        (21)
         Other ......................................................................        (17)        (32)         (2)
         Changes in operating assets and liabilities:
             Accounts receivable ....................................................       (162)       (100)        113
             Inventories ............................................................        (30)         53          16
               Energy trading assets and liabilities ................................         11          98          41
             Prepayments and other assets ...........................................        (81)        (66)        (62)
             Accounts payable (including affiliates) ................................        345         182         (33)
             Provision for unfavorable contracts ....................................        (98)        (27)        (46)
             Other liabilities ......................................................         21          66         (76)
                                                                                          ------      ------      ------
                  Net cash provided by operating activities .........................        186         507         417
                                                                                          ------      ------      ------

Cash Flows - Investing Activities
   Acquisition of  businesses .......................................................       (153)       (319)          -
   Capital expenditures .............................................................       (262)       (229)       (385)
   Proceeds from sale of assets and other investments ...............................      1,054         137           4
   Change in restricted cash ........................................................        322          68         (23)
   Other investments ................................................................         19        (238)       (282)
                                                                                          ------      ------      ------
                  Cash provided (used) by investing activities ......................        980        (581)       (686)
                                                                                          ------      ------      ------

Cash Flows - Financing Activities
    Borrowings of long-term debt ....................................................        558       1,350       2,423
    Retirements of long-term debt ...................................................     (2,077)     (1,077)     (1,529)
    Issuance of preferred securities of subsidiary perpetual trust ..................          -          95           -
    Receivable securitization - net .................................................        103        (172)       (123)
    Change in notes payable - banks and other short-term loans ......................        255         275          21
    Retirements of advances from TXU Corp. ..........................................          -           -        (682)
    Debt discount and financing expenses ............................................         (5)        (11)        (22)
    Distributions on preferred securities of subsidiary perpetual trust .............         (9)         (8)          -
    Other ...........................................................................         (3)          -           -
                                                                                          ------      ------      ------
                  Cash provided (used) by financing activities ......................     (1,178)        452          88
                                                                                          ------      ------      ------

Effect Of Exchange Rates On Cash And Cash Equivalents ...............................          -           -          (1)

Net Change In Cash And Cash Equivalents .............................................        (12)        378        (182)
Cash And Cash Equivalents - Beginning Balance .......................................        663         285         467
                                                                                          ------      ------      ------
Cash And Cash Equivalents - Ending Balance ..........................................        651         663         285
                                                                                          ======      ======      ======

See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                December 31,
                                                         -----------------------
                                                             2001        2000
                                                         ------------ ----------
                                                           ((Pounds) million)
ASSETS

Current Assets
     Cash and cash equivalents ........................       651          663
     Accounts receivable ..............................       946          717
     Inventories - at average cost ....................        62           72
     Receivable of sale proceeds ......................       133            -
     Prepayments ......................................        59           29
     Energy trading assets ............................       573          586
     Other current assets .............................        75           41
                                                         ------------ ----------

         Total current assets .........................     2,499        2,108
                                                         ------------ ----------
Investments
     Restricted cash ..................................       358          672
     Other ............................................       394          675
                                                         ------------ ----------

         Total investments ............................       752        1,347
                                                         ------------ ----------
Property, plant and equipment - net ...................       774        1,526
Goodwill ..............................................     3,697        3,689
Net assets of discontinued operation  (Note 3) ........       411          360
Energy trading assets .................................       170          130
Deferred debits and other assets ......................       687          665
                                                         ------------ ----------

             Total ....................................     8,990        9,825
                                                         ============ ==========

LIABILITIES AND CAPITALIZATION

Current Liabilities
     Notes payable - banks ............................       793          375
     Long-term debt due currently .....................       274          862
     Short-term loans on accounts receivable ..........       108            5
     Accounts payable:
       Trade ..........................................     1,026          606
       Affiliates .....................................        55           52
     Energy trading liabilities .......................       634          623
     Taxes accrued ....................................        34            -
     Interest accrued .................................        44           30
     Other current liabilities ........................       142          213
                                                         ------------ ----------

       Total current liabilities ......................     3,110        2,766
                                                         ------------ ----------
Accumulated deferred income taxes .....................        64          333
Provision for unfavorable contracts ...................       431          573
Energy trading liabilities ............................       183          142
Other deferred credits and noncurrent liabilities .....       245          201
Long-term debt, less amounts due currently ............     2,794        3,658

Preferred securities of subsidiary perpetual trust ....        95           95
Affiliate interest in subsidiary ......................       208          208
Minority interest .....................................        92           50
Commitments and contingencies (Notes 18 and 19)
Shareholder's equity ..................................     1,768        1,799
                                                         ------------ ----------
         Total ........................................     8,990        9,825
                                                         ============ ==========

See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY

                                                                                Year Ended December 31,
                                                                    ------------------------------------------------
                                                                         2001            2000              1999
                                                                    ---------------  --------------  ---------------
Common Stock  - authorized shares  - 3,000,000,000 shares at US
    $1 par and 100 deferred shares at(Pounds)1 par                                 ((Pounds)million)
                                                                    ---------------  --------------  ---------------
Balance at beginning and end of period (2,455,705,299 shares)......      1,467           1,467          1,467
                                                                    ---------------  --------------  ---------------
Retained Earnings
Balance at beginning of period ....................................        333             213             76
    Net income ....................................................          7             120            138
    Other .........................................................          -               -             (1)
                                                                    ---------------  --------------  ---------------
Balance at end of period ..........................................        340             333            213
                                                                    ---------------  --------------  ---------------
Accumulated Other Comprehensive Income (Loss) - net of Tax
 Unrealized holding gains (losses) on securities classified as available for sale
    Balance at beginning of period ................................         (3)             (8)            (8)
      Change in the period ........................................          3               5              -
                                                                    ---------------  --------------  ---------------
    Balance at end of period ......................................          -              (3)            (8)

  Foreign currency translation adjustments
    Balance at beginning of period ................................          2               1              -
      Change in the period ........................................          1               1              1
                                                                    ---------------  --------------  ---------------
    Balance at end of period ......................................          3               2              1
                                                                    ---------------  --------------  ---------------

  Cash flow hedges (SFAS No. 133)
    Balance at beginning of period ................................          -               -              -
      Change in the period ........................................        (42)              -              -
                                                                    ---------------  --------------  ---------------
    Balance at end of period ......................................        (42)              -              -
                                                                    ---------------  --------------  ---------------
  Total accumulated other comprehensive income (loss) .............        (39)             (1)            (7)
                                                                    ---------------  --------------  ---------------
Shareholder's Equity ..............................................      1,768           1,799          1,673
                                                                    ===============  ==============  ===============

See Notes to Consolidated Financial Statements.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Description of Business, Acquisitions and Dispositions

              TXU Europe Limited (TXU Europe) is an indirect, wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a global energy services holding company and engages in electricity generation, wholesale energy trading, retail energy marketing, energy delivery, other energy related services and, through a joint venture, telecommunications services. TXU Europe is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations. Almost all of TXU Europe's operating income is derived from, and consolidated assets are held by, TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries.

              TXU Europe has one major business, energy, which is a single reportable operating business segment.

              The energy business manages an integrated portfolio of contracts and physical gas and generation assets. The contracts include those with sources supplying the energy retail business with electricity and gas as well as contracts with third party energy retailers, traders and wholesalers. Further, it provides retail electricity and gas to UK residential, industrial and commercial customers. It also has commenced retailing joint ventures in continental Europe.

          Acquisitions and Dispositions

                TXU Europe continually reviews its portfolio of businesses and investments and makes adjustments as considered necessary to meet its strategic objectives and to maintain financial and operational flexibility. As part of this review, capital may be redeployed within the energy portfolio to maximize returns across Europe.

                On January 18, 2002, TXU Europe completed the sale of its UK distribution business (Eastern Electricity Limited), and its 50 percent interest in 24seven Utility Services Limited (24seven) to London Electricity Group plc (LE Group). These operations have been accounted for as discontinued operations in all periods presented in the consolidated financial statements and related footnotes. For more information on the disposal, see Note 3 to Financial Statements.

                In December 2001, TXU Europe completed the sale of its 2,000 MW coal-fired West Burton power station to LE Group for (Pounds)366 million in cash, including (Pounds)44 million for working capital amounts (fuel stock) realized through the disposal. In addition, LE Group will assume responsibility for the completion of the installation of a flue gas desulphurisation plant at the site already underway and has reimbursed TXU Europe for costs incurred to date.

                In October 2001, TXU Europe completed the transfer of its 380 MW Peterborough and 325 MW King's Lynn gas-fired generating stations to Centrica through a series of leasing arrangements. TXU Europe previously had a capital lease interest in each of the plants. The proceeds from the transfers were (Pounds)173 million. In addition, TXU Europe retained certain tax benefits.

                In July 2001, TXU Europe completed the sale of its 1,000 MW coal-fired Rugeley generating station to International Power for (Pounds)200 million. Cash received at closing was (Pounds)67 million and the remaining cash proceeds from the sale were received in January 2002.

                In April 2001, TXU Europe received net proceeds of (euro)522 million ((Pounds)325 million) from the sale of its 19.2% interest in Hidroelectrica del Cantabrico, SA (Hidrocantabrico) and recorded a pre-tax gain of (Pounds)51 million ((Pounds)36 million after-tax). In the year ended December 31, 2000, TXU Europe incurred (Pounds)7 million of costs associated with the offer for Hidrocantabrico. Both of these items are recorded in Other Income - Net.

                In February 2001, TXU Europe finalized the sale of its interest in the North Sea gas fields for (Pounds)138 million. From the date of the sale through December 31, 2001, TXU Europe received net cash proceeds of (Pounds)106 million after settlement of certain outstanding issues, and recorded a net pre-tax gain of (Pounds)9 million in Other Income - Net ((Pounds)6 million after-tax).

                In August 2000, TXU Europe purchased United Utilities plc's retail energy supply business, Norweb Energi (a division of Norweb plc), for total consideration, including direct costs of the acquisition, of (Pounds)340

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         million. In the transaction, TXU Europe assumed certain of Norweb Energi's obligations. These include Norweb Energi's power purchase agreements, which have been integrated into TXU Europe's energy portfolio. The acquisition of Norweb Energi was accounted for as a purchase business combination. The final amount assigned to goodwill was (Pounds)628 million.

                The following summary of unaudited pro forma consolidated results of TXU Europe's operations reflect the acquisition of Norweb Energi as though it had occurred at the beginning of the periods presented.

                                                        Year Ended
                                                        December 31,
                                                -----------------------------
                                                    2000              1999
                                                -------------    -------------
                                                       ((Pounds)million)
              Revenues                             5,116              4,761
              Operating Income                       318                403
              Net Income                             142                166


                In August 2000, TXU Europe contracted its customer services operation to Vertex Data Science Limited (Vertex), United Utilities plc's customer services business. Customer services include call centers, billing, credit management and debt collection. TXU Europe's 1,335 customer services staff were transferred to Vertex on September 1, 2000.

                In May 2000, TXU Europe sold its metering business in the UK realizing a pre-tax gain of approximately (Pounds)29 million. In addition, in August 2000, TXU Europe completed the sale of its interest in the Czech utility, Severomoravska energetika, a.s. (SME), realizing a pre-tax gain of approximately (Pounds)20 million.

                In December 2001, TXU Europe acquired for (Pounds)2 million, 40% of the equity in two project companies and the holding company developing a 100 MW wind farm project in Aragon, Spain.

                In May 2001, Stadtwerke Kiel AG (Kiel) acquired all of the share capital of Ares Energie Direkt GmbH (Ares), based in Berlin, Germany, for approximately 24 million Deutsche Marks ((Pounds)8 million). The acquisition of Ares was accounted for as a purchase business combination. Ares is an electricity retailer that offers energy services to both business and residential customers throughout Germany and had 110,000 customers at the time of acquisition.

                In January 2001, TXU Europe completed the acquisition of 51% of Kiel for (Pounds)145 million. The acquisition of Kiel was accounted for as a purchase business combination. The process of determining the fair value of the assets and liabilities of Kiel was completed in the fourth quarter of 2001. TXU Europe's final valuation of goodwill is (Pounds)109 million. The results of operations of Kiel are reflected in the consolidated financial statements from the January 8, 2001 acquisition date.

                The restructuring of the generating portfolio, including the sale of West Burton and Rugeley and the transfer of the Peterborough and King's Lynn generation stations, resulted in a pre-tax loss of (Pounds)142 million, recorded in operating and maintenance expense. The retention of certain tax benefits related to the stations and reversal of previously established deferred taxes resulted in a net tax benefit of (Pounds)132 million. The resulting after-tax loss on the sale and the transfer was (Pounds)10 million.

                Pro forma information for the years ended December 31, 2001, 2000 and 1999, reflecting the acquisitions of Kiel AG and Ares, would not be significantly different from reported amounts.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Basis of Presentation and Significant Accounting Policies

                The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP). Certain prior year amounts have been reclassified to conform to the current year's classification.

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

                Use of estimates - The preparation of TXU Europe's consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the period covered by the consolidated financial statements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

                Cash and cash equivalents - Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have an original maturity of three months or less.

                Inventories - Inventories are stated at the lower of weighted average cost or net realizable value.

                Marketable securities - TXU Europe has classified all of its marketable securities as available for sale. Available for sale securities are carried at fair value with the unrealized gains or losses reported as a component of accumulated other comprehensive income or loss, net of tax. Declines in fair value that are other than temporary are reflected in income.

                Capitalized interest - Interest is capitalized on major capital expenditures during the period of construction and is reflected as a reduction of interest expense in the statements of consolidated income. Interest capitalized was (Pounds)7 million for 2001 and (Pounds)6 million for 2000. No interest was capitalized in 1999.

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

                Depreciation - Depreciation of property, plant and equipment, is determined on the straight-line method over estimated useful lives of the assets as follows:

         Electricity generating station assets     30 years
         Electricity generating station assets     Shorter of lease period or
         under capital lease                       estimated remaining useful
                                                   life

         Buildings                                 Up to 60 years
         Leasehold improvements                    Shorter of remaining lease
                                                   term or estimated useful life
         Plant and equipment                       Up to 10 years

                TXU Europe capitalizes computer software costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". These costs are being amortized over a five-year period. (See Note 21.)

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Valuation of long-lived assets - TXU Europe evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets would be considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss will be recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily by available market valuations or, if applicable, discounted cash flows. As of December 31, 2001 and 2000 there was no impairment of the valuation of long-lived assets.

                Goodwill - Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed for each company acquired and was amortized over a range of 20 to 40 years. Goodwill amortization ceased after December 31, 2001 and is subject to an annual impairment-based review procedure. (See Changes in Accounting Standards below.)

                Derivative Instruments -- See Changes in Accounting Standards below for a discussion of the change in accounting for derivatives that became effective January 1, 2001. TXU Europe enters into derivative instruments, including options, swaps, forwards and other contractual commitments, for trading and non-trading purposes in order to manage market risks related to changes in interest rates, foreign currency exchange rates and commodity prices.

                The impact of changes in the market value of the effective portion of any derivative instruments designated and documented as accounting hedges is deferred in the balance sheet and recognized in earnings when the hedged transactions are realized, and the ineffective portion is recognized in earnings.

                Prior to adoption of SFAS No. 133 in January 2001, gains and losses on non-trading derivative instruments effective as hedges were deferred and recorded as a component of the underlying transaction when settled. Also, the energy trading business used mark-to-market accounting for its trading activities, which is consistent with the required accounting under SFAS No. 133 for trading transactions that are derivatives. If a derivative contract meets the criteria for the normal purchase and sale exception, TXU Europe can elect not to treat it as a derivative. The use of the normal purchase and sale exemption and the hedge accounting designation are elections that can be made by management if certain strict criteria for derivatives are met and documented.

                Mark-to-Market Accounting -- In accordance with Emerging Issues Task Force (EITF) Issue No. 98-10, TXU Europe accounts for its energy trading activities using the mark-to-market method of accounting. Under the mark-to-market method, energy-related trading contracts and derivative instruments are recorded at current fair value on the balance sheet as either energy trading assets or liabilities, and any unrealized gains or losses resulting from period-to-period changes in the current fair values are recorded net in revenues. TXU Europe values its portfolio of energy-related trading contracts and derivative instruments at current market prices, commonly referred to as "forward price curves". Such market prices normally are based on independent broker quotes and other trading information and are validated routinely under TXU Europe's risk management control policies. The availability of quoted market prices is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period and location of delivery. In the absence of quoted market prices, forward price curves are developed internally using standard accepted modeling techniques based on market fundamentals (e.g., supply/demand, replacement cost, etc.), discounted using a risk-free interest rate.

                All trading positions are marked initially to the mid-point of the bid/ask spread (the mid-market value). Liquidity valuation adjustments are recorded as reductions of the mid-market value of open positions. In computing the liquidity valuation adjustments, each market (or curve) is split into liquid and illiquid portions. The liquid portion varies by region, time period and commodity. Generally, the liquid period is supported by broker quotes and frequent trading activity. In illiquid periods, normally little or no market information exists, and the fair value is generally estimated through market modeling techniques. However, as a matter of policy, TXU Europe generally does not recognize any income from these illiquid markets or from mark to model methodologies.

                A reserve is also established for costs to complete transactions and for various administrative costs associated with settling the contracts in the future, such as risk management, scheduling and accounting. In

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         addition, a credit reserve is recorded to allow for the risk that the value of contracts may not be collected from the counterparties. Mark-to-market valuation adjustments and reserves (liquidity, performance and credit) are reflected in TXU Europe's balance sheet as a reduction in the value of the energy trading contract.

                Revenue recognition - TXU Europe records revenue for generation and retail and other energy sales and services under the accrual method, unless such sales are pursuant to derivative instruments, which are marked to market as required by SFAS 133. Electricity and gas sales revenues are recognized when services are provided to customers and include an estimate for unbilled revenues, or the value of electricity and gas consumed by customers between the date of their last meter reading and the period-end date. As a result, unbilled revenues are subject to a degree of estimation which can be significant. For the years ended December 31, 2001 and 2000, (Pounds)452 million and (Pounds)410 million, respectively, of unbilled revenue was included in total revenues. Operating revenues are stated exclusive of value added tax, but inclusive of the fossil fuel levy.

                Foreign currencies - The financial condition and results of operations of each operating subsidiary are reported in the relevant local currency and then translated into GBP ((Pounds)) at the applicable currency exchange rate for inclusion in TXU Europe's consolidated financial statements. Assets and liabilities of foreign (non-UK) subsidiaries are translated at the exchange rate as of the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Gains and losses on foreign currency transactions are included in other income - net.

                Income taxes - Income tax expense includes UK and other national income taxes. In those circumstances where TXU Europe intends to reinvest the earnings of non-UK subsidiaries into those businesses, no provision has been made for taxes, which would be payable if such earnings were distributed to TXU Europe.

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

                Changes to Accounting Standards - SFAS No. 141, "Business Combinations", became effective for TXU Europe on July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method.

                SFAS No. 142, "Goodwill and Other Intangible Assets", is effective for TXU Europe beginning January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units for the purpose of assessing potential impairment based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. The amortization of TXU Europe's existing goodwill (approximately (Pounds)123 million on an annualized basis) will cease after December 31, 2001.

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

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for TXU Europe on January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

                For standards not yet adopted, TXU Europe is evaluating the potential effect on its financial position and results of operations.

3.       Discontinued Operations

                On January 18, 2002, TXU Europe completed the sale of its UK distribution business (Eastern Electricity Limited), and its 50 percent interest in 24seven to LE Group for (Pounds)1.3 billion, consisting of a cash payment of (Pounds)560 million and the assumption by LE Group of (Pounds)750 million aggregate principal amount of debt. TXU Europe recorded a one-time charge in December 2001 of (Pounds)87 million ((Pounds)61 million after tax) associated with the disposition representing the estimated costs to be incurred in closing out the business and related swaps. The distribution business sold by TXU Europe is the largest in the UK and consists of the assets and wires that deliver electricity through a 90,000 kilometer network in East Anglia and southeast England. 24seven, the former joint venture between TXU Europe and LE Group, operates and maintains the networks for both TXU Europe and LE Group. The transaction has resulted in approximately (Pounds)1.3 billion of debt reduction, consisting of (Pounds)750 million of debt assumed by LE Group and approximately (Pounds)560 million of debt being repaid using the cash proceeds from the sale. The ultimate proceeds remain open until the analysis of working capital and fixed asset amounts, as of the completion date has been finalized.

                Summary operating results for the discontinued Networks operations are as follows:

                                                                            Year Ended December 31,
                                                              --------------------------------------
                                                                 2001          2000           1999
                                                              -------      --------          -----
                                                                           (Pounds) million)


      Operating revenues................................          323          371               429
                                                              =======      =======           =======
      Operating income..................................          164          189               236
      Interest expense..................................          (48)         (53)              (56)
      Income tax expense................................          (35)         (41)              (56)
      Prior year depreciation...........................            -            7                 -
      Affiliate interest in subsidiary..................           (8)         (10)              (12)
                                                              -------      -------           -------
         Income from operations of Networks business -
         net...........................................            73           92               112
                                                              -------      -------           -------


      Loss from disposal of Networks business

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Loss on disposal (pre-tax)..............................    (87)           -            -
        Operating income during phase-out period................     43            -            -
        Interest expense........................................    (10)
        Income tax benefit......................................     16            -            -
        Affiliate interest in subsidiary........................      4            -            -
                                                                   ----          ----        ----
             Loss from disposal of Networks business - net......    (34)           -            -
                                                                   ----          ----        ----

      Income from discontinued operations.......................     39           92          112
                                                                   ====          ====        ====

             Summarized balance sheet information for the discontinued Networks operations are as follows:

                                                                  December 31,
                                                             ---------------------
                                                               2001         2000
                                                             -------       -------
                                                                (Pounds) million)
      Current assets....................................          15            45
      Property, plant and equipment.....................       1,335         1,255
      Other non-current assets..........................         265           282
                                                             -------         -----
               Total assets.............................       1,615         1,582
                                                             -------         -----

      Current liabilities...............................         196           257
      Long-term liabilities.............................       1,008           965
                                                             -------         -----
               Total liabilities........................       1,204         1,222
                                                             -------         -----
      Net assets of discontinued Networks operations....         411           360
                                                             =======         =====

4.       Restricted Cash

             At December 31, 2000, (Pounds)351 million of deposits were used to cash-collateralize existing future lease obligations to certain banks related to the funding of the leases of three power stations from Innogy plc (formerly National Power PLC), two of which were subsequently transferred during 2001. Additionally, (Pounds)325 million and (Pounds)317 million at December 31, 2001 and 2000, respectively, were used to cash-collateralize existing future lease obligations arising from cross-border leasing arrangements (considered as debt in the financial statements). As a consequence of the Networks business disposal, (Pounds)26 million of deposits were used to defease the TXU Europe Group debentures that form part of the Preferred Securities of Subsidiary Perpetual Trust issue (See Note 9). TXU Europe's investment in Eastern Norge Svartisen AS (Svartisen) includes (Pounds)5 million of deposits, which was classified as restricted cash at December 31, 2001. The remaining (Pounds)2 million of restricted cash is required as support for certain letters of credit.

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

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                In April 2001, TXU Europe sold its interest in Hidrocantabrico to a consortium led by Electricidade de Portugal S.A., a Portuguese utility company, and Spanish savings bank Caja de Ahorro de Asturias for (euro)24 per share. TXU Europe received net proceeds from the sale of (euro)522 million (Pounds)325 million) and recorded a pre-tax gain of (Pounds)51 million in Other Income - Net(Pounds)36 million after-tax).

                Non-marketable investments at December 31, 2001 and 2000 consist principally of the investment in Powest Oy and investments in the offtake generated from water rights in hydro-electric power plants in Norway over a 55 year period. The investment in Powest Oy held by TXU Nordic Energy is the equivalent of a 14.7% ownership in Powest Oy and is carried at cost, which was(Pounds)190 million at December 31, 2001 and 2000. The water rights investments, Svartisen and Kobbelv, amounted to (Pounds)136 million and (Pounds)141 million at December 31, 2001 and 2000, respectively.

                Investments accounted for by the equity method, including the approximately 40% interest in Atro Oyj (formerly Savon Voima Oyj) that was acquired in November 1999, totaled (Pounds)47 million at December 31, 2001 and 2000. The remainder of Atro Oyj is currently owned by 29 local municipalities via an intermediate holding company, Savonenergia Holdings Oy. There are put options exercisable by the municipalities, which, if fully exercised, would automatically give TXU Europe Group a controlling stake. (See Note 1.) On February 21, 2002, an additional 5% interest in Atro Oyj was put to TXU Europe at a cost of (Pounds)6 million, increasing TXU Europe's interest in Atro Oyj to 45%.

                The remaining other investments amounted to (Pounds)21 million and (Pounds)20 million at December 31, 2001 and 2000, respectively and are carried at cost.

6.       Related Party Transactions

                At December 31, 2001 and 2000, the balance of (Pounds)55 million and (Pounds)52 million, respectively, in the "Accounts payable - Affiliates" account arises primarily from payments of amounts by TXU Corp. on behalf of TXU Europe.

                The 10% holding in TXU Finance of (Pounds)208 million at December 31, 2001 and 2000, which is held by a wholly-owned subsidiary of TXU Corp., has been included in "Affiliate Interest in Subsidiary".

7.       Short-term Debt

                Short-term Debt - Weighted average interest rates at December 31, 2001 and 2000 on notes payable to banks, including accounts receivable securitization balances, is 4.77% and 5.95%, respectively.

                Short-term Facilities - As of December 31, 2001, TXU Europe had several short-term facilities with commercial banks which provide for borrowings in various currency denominations and at current interest rates generally based on LIBOR.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Borrowings Under Facilities
                                                                                        at December 31, 2001
                                                                            ---------------------------------------------
                 Facilities                                                                                     Interest
              Expiration Date                    Facility Limits                       Outstanding               Rates
            ------------------                 -------------------          --------------------------------    ---------
                                                                                   Currency         (Pounds)
                                                                                                    millions
          January 21, 2002(a)         (Pounds)800 million (multi-currency)    (Pounds)190 million     190         4.72%
           (Revolving  Credit
         Facilities Agreement -
         Tranche A)

          January 21, 2002(a)         (Pounds)600 million                     (Pounds)560 million     560         4.70%
           (Revolving  Credit
         Facilities Agreement -
         Tranche C)

                (a) Revolving Credit Facilities Agreement - Tranche A is a five-year revolver that expires on November 18, 2006 and has both short-term and long-term borrowing capabilities. This portion was classified as short-term borrowings as of December 31, 2001 and was repaid on January 21, 2002. An additional (Pounds)399 million was outstanding at December 31, 2001 and classified as long-term debt. (See
         Note 8.) Tranche C was a bridge facility repaid on January 21, 2002 and cancelled on February 26, 2002.

                Nordic Finance - TXU Europe has a Euro term loan facility with a commercial bank available only to fund the investment in Atro Oyj. At December 31, 2001, there was (euro)50 million ((Pounds)31 million) outstanding at an annual interest rate based on Euribor of 4.34%.

                Accounts receivable securitization - TXU Europe has facilities with Citibank N.A. to provide financing through trade accounts receivable whereby TXU UK may sell up to (Pounds)300 million of its electricity and gas receivables and TXU Finance may borrow up to an aggregate of (Pounds)175 million, collateralized by future receivables of TXU UK, through a short-term note issue arrangement. The program has an overall limit of (Pounds)300 million. TXU UK continually sells additional receivables to replace those collected. Under the program, TXU UK has a receivables servicing obligation but does not incur a measurable asset or liability. At December 31, 2001 and 2000, accounts receivable of TXU UK of (Pounds)181 million and (Pounds)164 million had been reduced under the program, respectively. At December 31, 2001 and 2000, (Pounds)108 million and (Pounds)5 million, respectively, of future receivables sold were reflected as other short-term loans on the balance sheet. Debt securitization discounts of (Pounds)11 million are included in interest expense. These short-term loans included in the program bear interest at an annual rate based on commercial paper rates plus a margin, which was 4.13% and 6.02% at December 31, 2001 and 2000, respectively.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Long-term Debt

              Long-term debt consisted of the following:

                                                                                        December 31
                                                                              ------------------------------
                                                                                    2001            2000
                                                                              ----------------  ------------
                                                                                     ((Pounds) million)
     Notes and Bonds:
          $200 million 7.425% guaranteed notes due 2017 ................             138           134
          $300 million 7.55% guaranteed notes due 2027 .................             207           201
          $350 million 6.15% Exchange Senior Notes due 2002 ............             241           234
          $650 million 6.45% Exchange Senior Notes due 2005 ............             448           435
          $500 million 6.75% Exchange Senior Notes due 2009 ............             344           335
          7.25% Norwegian Kroner bonds due 2029 ........................              75            75
          EMTN Notes:
              7.25% Sterling Eurobonds due 2030 ........................             275           275
              6.88% EMTN Notes due 2001 ................................               -           100
              35 PUT 5 Resettable Notes due 2035 - 7.00% ...............             301           301
     Other:
          Revolving Credit Facilities Agreement:
              Tranche A  (weighted average interest rate of 4.72%,
              due 2006) ................................................             399            -
          Sterling Credit Agreement - due 2003:
              Term facility - 6.81% and 6.55% ..........................               -           750
                   Norwegian kroner - 8.10% and 7.13% ..................               -            53
                   Euro's - 5.80% and 4.04% ............................               -           168
          Rent factoring loans (weighted average interest rate of
            7.35%, due 2001) ...........................................               -           190
          Other unsecured loans, due in installments (weighted
            average rates range from 5.84% - 8.86% and 4.95% -
            10.8%) .....................................................             185           120
          Capital leases ...............................................               8           745
          CHPL project finance - Shotton - 4.94% .......................             122            87
          Cross-border leases (US$ denominated) ........................             325           317
                                                                              ---------------  ------------

     Total long-term debt ..............................................           3,068         4,520
     Less current portion ..............................................             274           862
                                                                              ---------------  ------------

     Long-term debt, less amounts due currently ........................           2,794         3,658
                                                                              ===============  ============

          Lines of credit

          TXU Europe has a (euro)2.0 billion Euro Medium Term Note (EMTN) program, under which TXU Europe may from time to time issue notes in various currencies. As of December 31, 2001, a financing subsidiary of TXU Europe has (Pounds)301 million of 35 Put 5 Resettable Notes due 2035 (Resettable Notes) outstanding under the EMTN program. The interest rate on the Resettable Notes is 7.00% per annum as of December 31, 2001. The issuer of the Resettable Notes has a call option to repurchase the Resettable Notes at par on November 30, 2005. This call option has been assigned to commercial banks for a consideration of approximately (Pounds)5 million per annum for five years. The Resettable Notes also include a put option that is exercisable at November 30, 2005 by the holder and a reset feature that permits the holder to remarket the Resettable Notes at a different interest rate if the put is not exercised. On the reset date, the new interest rate will be 6.25% per annum, plus a margin, in accordance with the terms of the Resettable Notes for the next 6 to 20 years. The Resettable Notes can be redeemed at principal plus accrued interest on November 30, 2005.

          As of December 31, 2001, there was (Pounds)275 million in 7.25% Sterling Eurobonds due March 8, 2030 also outstanding under the EMTN program. TXU Europe has granted to the holders of the 7.25% Sterling Eurobonds due 2030 an optional put in 2015 in exchange for a waiver of a provision that would have prohibited

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         the disposition of the Networks business. A similar provision in the Resettable Notes has been waived for a fee without any further changes to the terms of the Resettable Notes.

                Revolving Credit Facilities Agreement - The disposition of the Networks business necessitated the termination of the old Sterling Credit Agreement, with all borrowings repaid along with associated interest. The Revolving Credit Facilities Agreement immediately replaced the old senior debt facility. This agreement is dated November 19, 2001. There are three tranches in this facility. Tranche A is a multi-currency, (Pounds)800 million five-year revolver that can include long-term drawings. Tranche A was originally set at (Pounds)900 million, however, following receipt of proceeds from the West Burton disposal, TXU Europe reduced the facility to (Pounds)800 million. Tranche B is a short-term (Pounds)230 million standby facility to cover waivers needed on two letter of credit facilities. This has not been drawn upon and was cancelled. Tranche C was a short-term (Pounds)600 million bridge facility. This facility was repaid upon receipt of proceeds from the Networks disposal in January 2002 and cancelled upon receipt of all bond waivers on February 26, 2002. As of December 31, 2001, the outstanding borrowings under this facility and the associated interest rates are as follows: Tranche A - (euro)564 million ((Pounds)345 million) at 4.06% per annum, 700 million Norwegian kroner
         (NOK) ((Pounds)54 million) at 7.75% per annum, both classified as long-term debt, and (Pounds)190 million classified as short-term debt (at 4.72% per annum); Tranche C - (Pounds)560 million at 4.70% per annum, all of which is classified as short-term debt.

                Other long-term debt - TXU Europe has a (Pounds)122 million facility, due November 2016, to pay for the Shotton Combined Heat and Power Station. The station was substantially completed during 2001 and was undergoing commissioning activities at December 31, 2001. As of December 31, 2001 and 2000, the amounts outstanding under this facility were (Pounds)122 million and (Pounds)87 million, respectively, bearing interest at rates based on LIBOR plus a margin, which were 4.94 % and 6.85% per annum, respectively.

                Maturities - Long-term debt, as of December 31, 2001 excluding capital lease balances and debt assumed by the disposal of the Networks business, is repayable as follows:

                                                           December 31,
                                                       --------------------
                                                        ((Pounds) million)

         2002 ........................................         273
         2003 ........................................           7
         2004 ........................................          28
         2005 ........................................         757
         2006 ........................................         408
         Thereafter ..................................       1,587
                                                          ------------

         Long-term debt, excluding capital leases ....       3,060
         Capital leases ..............................           8
                                                          ------------

         Total long-term debt ........................       3,068
                                                          ============

                TXU Europe's debt agreements contain certain covenants, including leverage ratios, levels of net assets and interest coverage. At December 31, 2001 and 2000, TXU Europe was in compliance with all such covenants.

                Cross-border leases - Certain subsidiaries of TXU Europe Group have entered into cross-border leasing arrangements in respect of power stations formerly operated by TXU Europe Group but the operation of which was transferred during 2001 to Centrica plc through further leasing arrangements. TXU Europe Group's involvement in the cross-border lease arrangements remains. Certain debt and restricted cash is consolidated into the TXU Europe balance sheet. The debt is fully collateralized by restricted cash on deposit. (See Note 4.)

                At December 31, 2000, (Pounds)351 million of the capital sums were on deposit to cash collateralize existing future lease obligations to another group of banks related to the funding of the leases of three power stations leased at that time from Innogy plc (formerly National Power). (See Note 4.)

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       Preferred Securities of Subsidiary Perpetual Trust

                In March 2000, TXU Europe Capital I, a statutory business trust, established as a financing subsidiary for TXU Europe, issued to investors US$150 million ((Pounds)95 million) of 9 3/4% Trust Originated Preferred Securities (Preferred Trust Securities), in 6,000,000 units. In a series of related transactions, the proceeds from this issuance were invested in Preferred Partnership Securities issued by TXU Europe Funding I, L.P., a limited partnership of which TXU Europe is the general partner. TXU Europe Funding I, L.P. in turn, used those funds, along with a capital contribution of approximately US$26 million ((Pounds)16 million) from TXU Europe, to purchase junior subordinated debentures issued by TXU Eastern Funding Company and TXU Europe Group. The Preferred Trust Securities have a liquidation preference of US$25 per unit. The only assets of the trust are the Preferred Partnership Securities. The Trust has a perpetual existence, subject to certain termination events as provided in its Amended and Restated Trust Agreement. The Preferred Trust Securities are subject to mandatory redemption upon payment of the Preferred Partnership Securities, which may be redeemed at the option of TXU Europe, in whole, or in part, at any time on or after March 2, 2005. TXU Europe has issued certain limited guarantees of the Preferred Trust Securities, the Preferred Partnership Securities and the junior subordinated debentures held by TXU Europe Funding I, L.P. The trust uses distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Trust Securities.

10.      Shareholder's Equity

                TXU Europe has two classes of shares outstanding, ordinary and deferred. Both classes are held by wholly owned subsidiaries of TXU Corp. Ordinary shares, which are US dollar denominated, have voting rights. The deferred shares, which are denominated in UK pounds sterling, have no rights to vote or receive dividends. Upon liquidation, holders of deferred shares are entitled to receive (Pounds)1 per share only after holders of ordinary shares are paid (Pounds)100 million per share. In addition, all deferred shares may be repurchased for the sum of (Pounds)1. TXU Corp. has confirmed that, through its subsidiaries, it intends to subscribe to an additional (Pounds)150 million of ordinary share capital in TXU Europe during 2002.

                Certain debt instruments of TXU Europe contain provisions that, under certain conditions, restrict distributions on or acquisitions of common stock. At December 31, 2001 and 2000, retained earnings were not restricted as a result of such provisions.

11.      Provision for Unfavorable Contracts

                As part of the purchase accounting for the 1998 acquisition by TXU Corp. of The Energy Group (TEG), the former owner of the TXU Europe businesses, TXU Europe made provisions for certain unfavorable long-term gas and electricity purchase contracts. As of December 31, 2001 the electricity provision related to a contract that expires in 2009, while the gas provision relates to a contract that expires in 2008. The outstanding balance on these provisions at December 31, 2001 was (Pounds)59 million.

                With the acquisition of Norweb Energi in August 2000, TXU Europe also assumed certain of Norweb Energi's obligations, including its power purchase agreements. Some of these agreements provide for purchases of power by TXU Europe at prices that were above market. As a result, TXU Europe recorded a liability for the fair value adjustments for these unfavorable power purchase agreements of (Pounds)451 million and (Pounds)19 million for related contracts for differences. The outstanding balance on these provisions at December 31, 2001 was (Pounds)372 million.

                During 2001 and 2000, an aggregate of (Pounds)98 million and (Pounds)27 million (net of imputed interest), respectively, of these provisions were released to offset expenses recognized under unfavorable electricity and gas contracts.

12.      Pensions

                The majority of TXU Europe Group employees are members of the Electricity Supply Pension Scheme (ESPS), which provides pensions of a defined benefit nature for employees throughout the England and Wales Electricity Supply Industry. The ESPS operates on the basis that there is no cross-subsidy between employers;

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                The pension information presented below has been adjusted to reflect the impact of the following events during 2001: the sale or transfer of the generating plants at Kings Lynn, Peterborough, Rugeley and West Burton. As a result of these events there has been a significant movement of employees out of the pension scheme. The net effect of these curtailments was a loss of less than (Pounds)1 million for 2001.

                                                                  Year Ended December 31,
                                                                --------------------------
                                                                   2001           2000
                                                                ------------  -----------
                                                                    ((Pounds)million)
         Change in benefit obligation:
         -----------------------------
         Benefit obligation at beginning of year .............      903            882
         Service cost ........................................        8             10
         Interest cost .......................................       52             52
         Participants' contributions .........................        3              6
         Actuarial (gain) loss ...............................       29            (24)
         Termination liabilities .............................        9             17
         Benefits paid .......................................      (56)           (58)
         Effect of curtailments ..............................        -             (2)
         Net transfer of obligations from other plans ........        -             20
                                                                ------------  -----------
         Ending benefit obligation ...........................      948            903
                                                                ============  ===========
         Change in plan assets:
         ----------------------

         Fair value of plan assets at beginning of year ......    1,059          1,055
         Return on plan assets ...............................     (127)            12
         Employer contribution ...............................       16             22
         Participants contributions ..........................        3              6
         Benefits paid .......................................      (56)           (58)
         Net transfer of assets from other plans .............        -             22
                                                                ------------  -----------
         Ending fair value of plan assets ....................      895          1,059
                                                                ============  ===========
         Funded status:
         --------------

         Funded status .......................................      (53)           156
         Unrecognized net actuarial loss .....................      315             89
         Unrecognized prior service cost .....................       13             16
                                                                ------------  -----------
         Prepaid  benefit cost ...............................      275            261
                                                                ============  ===========
         Weighted average assumptions:
         -----------------------------

         Discount rate .......................................      6.0%           6.0%
         Expected return on plan assets ......................     6.75%          6.75%
         Rate of compensation increase .......................      3.5%           3.5%

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Year Ended December 31,
                                                         --------------------------------------

                                                            2001         2000         1999
                                                         ----------- ------------ -------------
                                                                   ((Pounds) million)
         Components of net periodic pension cost
         ---------------------------------------
         (benefit):
         ----------
         Service cost .................................        8            10            10
         Interest cost ................................       52            52            47
         Expected return on plan assets ...............      (70)          (72)          (56)
         Net amortization .............................        1             1             5
         Net curtailments/settlement gain .............        1             -             -
                                                         ----------- ------------ --------------
             Net periodic pension cost (benefit) ......       (8)           (9)            6
                                                         =========== ============ ==============

                In addition, TXU Europe has a defined contribution pension plan. Contributions made by TXU Europe to the plan were (Pounds)941 thousand in 2001, (Pounds)813 thousand in 2000 and (Pounds)827 thousand in 1999.


13.      Employee Share Plans

                Under the TXU Europe Group Long Term Incentive Plan (LTIP), awards of "phantom stock" in TXU Corp. may be made available to certain grades of management employees. There is no exercise price associated with the awards. Participants of the LTIP receive awards based on the number of shares that a specified percentage of their annual basic pay could purchase, using the stock price of TXU Corp. at or around the date of grant. If participants leave TXU Europe before the awards vest, their awards lapse.

                Awards are subject to achieving certain performance criteria. Awards made in 1999 and 2000 were subject to a performance period of one year, following which there was a deferral period, during which the participants had to remain with TXU Europe for their awards to become vested. For the awards granted in 1998, the deferral period for directors was one year. For other participants, one-half of each award vested on January 1, 2000, with the balance of the awards vesting on January 1, 2001. For the awards granted in 2000 and 1999, the deferral period for directors is one year and for the management group and senior managers is two years.

                In respect of awards granted in 1999 and 2000, at the end of the deferral period, TXU Europe shall pay to the participant, in cash, an amount equal to the higher of the stock price of TXU Corp. at the end of the deferral period, or a guaranteed price. The guaranteed price is the stock price used to calculate the awards granted, adjusted for interest at 6% compounded annually up to the date of payment, and accumulated dividends.

                Awards granted in 2001 are subject to a three-year performance period, with no deferral period. There is no guaranteed price for the 2001 awards. The amount that TXU Europe will pay to the participant, in cash, will depend upon the ranking of TXU, by reference to shareholder return, when compared to its industry peer group, and will range from zero to 200% of the initial award. Since the grants of the 2001 awards, employees of vice-president status and above no longer receive awards under the LTIP. Instead, they participate in the TXU Corp. Long-Term Incentive Compensation Plan (LTICP)

                TXU Europe granted awards under the LTIP of over 88,387 phantom shares in 2001, 168,461 in 2000, and 171,538 in 1999. For grants during 2001, 2000 and 1999 the stock price of TXU Corp. on the date of grant was (Pounds)29.25, (Pounds)21.971 and (Pounds)28.06, respectively. The weighted average remaining contractual life of awards outstanding at December 31, 2001, 2000 and 1999 was 27 months, 10 months and 6 months, respectively. At December 31, 2001, 2000 and 1999, the closing market price of TXU Corp. common stock was $47.15 ((Pounds)32.48), $44.3125 ((Pounds)29.67) and $35.5625 ((Pounds)21.99), respectively, per share.

TXU EUROPE LIMITED AND SUBSIDIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                In 2001, 2000 and 1999, awards of performance-related restricted stock of TXU Corp. were made to certain officers and directors of TXU Europe under the LTICP. The awards represented 106,700 shares, 49,000 shares and 26,000 shares, respectively, of TXU Corp. common stock with a valuation price of (pound)31.12, (pound)22.96 and (pound)26.62 per share at the date of grant, which were issued subject to performance and vesting requirements over a three- to five-year period.

              In addition, TXU Europe also has the following employee share plans:

                 (a) The TXU Europe Group UK Sharesave Scheme, introduced in 1999, is available to the UK-based directors and employees of TXU Europe Group who devote more than 25 hours a week to their duties. Employees who participate in this scheme enter into a monthly savings contract, for either a three- or five-year period. At the end of that period, a participant may elect within a period of six months to apply the savings accumulated to the purchase of shares of TXU Corp. common stock. Grants of options were made in 2001 and 1999. The exercise price for both grants was based on a 15% discount of the TXU Corp. stock price on the invitation date in respect of three-year options and the five-year Sharesave Scheme exercise price was based on a 20% discount.

                 (b) The TXU Europe Group Overseas Sharesave Scheme, which operates in the same manner as the UK Sharesave Scheme save that options are granted over phantom shares. The first grant of options was made in 2001.

                 (c) The TXU Europe Group Loyalty Reward Scheme, provides for grants for the issuance of additional shares of TXU Corp. common stock to participants in the Sharesave Schemes subject to the exercise of options, and in proportion to the number of shares of stock acquired.

TXU EUROPE LIMITED AND SUBSIDIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The changes in share awards outstanding were as follows:


                                                                                                                         Long-term
                                               Sharesave      Sharesave       Loyalty        Loyalty       Long-term      Incentive
                                                Scheme          Scheme         Reward         Reward       Incentive   Compensation
                                                3 Years        5 Years        3 Years        5 Years          Plan         Plan
                                              ---------      -----------     ---------      ---------     -----------    ----------
                                              --------       -----------     ---------      ---------     -----------    ----------
     Balance - December 31, 1998......               -                 -             -              -         130,159             -
                                              --------       -----------     ---------      ---------     -----------    ----------
              Granted.................         158,912           828,418        23,331        165,077         171,538        26,000
              Lapsed..................               -                 -             -              -         (27,178)      (11,000)
                                              --------       -----------     ---------      ---------     -----------    ----------
     Balance - December 31, 1999......         158,912           828,418        23,331        165,077         274,519        15,000
                                              --------       -----------     ---------      ---------     -----------    ----------
              Granted.................               -                 -             -              -         168,461        49,000
              Lapsed..................         (59,363)         (266,905)       (8,730)       (53,211)        (24,999)       (6,000)
              Exercised...............          (5,566)          (11,492)         (773)        (2,217)        (57,213)            -
                                              --------       -----------     ---------      ---------     -----------    ----------
     Balance - December 31, 2000......          93,983           550,021        13,828        109,649         360,768        58,000
                                              --------       -----------     ---------      ---------     -----------    ----------
              Granted.................          48,896           101,148         7,147         20,065          88,387       106,700
              Lapsed..................         (17,553)          (97,675)       (2,584)       (19,511)        (39,411)       (2,300)
              Exercised...............          (7,241)          (32,814)       (1,038)        (6,473)        (48,102)            -
                                              --------       -----------     ---------      ---------     -----------    ----------
     Balance - December 31, 2001......         118,085           520,680        17,353        103,730         361,642       162,400
                                              ========       ===========     =========      =========     ===========    ==========
     Exercisable/will vest - 2002.....          70,005                 -        10,328              -         118,864        15,000
     Exercisable/will vest - 2003.....               -                 -             -              -         154,391        43,000
     Exercisable/will vest - 2004.....          48,080           420,634         7,025         83,883          88,387       104,400
     Exercisable/will vest -
     thereafter......................                -           100,046             -         19,847               -             -

      Weighted average exercise price:

         Exercised....................   (Pounds)21.98     (Pounds)20.66             -              -               -             -
         Outstanding..................   (Pounds)24.31     (Pounds)21.72             -              -               -             -

     Weighted average  fair value of
         awards granted in:
         2001.........................   (Pounds)10.21     (Pounds)13.44 (Pounds)32.85  (Pounds)32.85   (Pounds)29.25 (Pounds)32.48

         2000.........................               -                 -             -              -   (Pounds)21.97 (Pounds)29.67

         1999.........................   (Pounds) 8.41     (Pounds)11.37 (Pounds)25.82  (Pounds)25.82   (Pounds)28.06 (Pounds)26.67



                Total compensation expense recognized under the various employee share plans for 2001, 2000 and 1999 were (Pounds)8 million, (Pounds)7 million, and (Pounds)5 million, respectively.

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

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      Taxation

                The components of TXU Europe's income tax expense (benefit) from continuing operations are as follows:



                                                             Year Ended December 31
                                                      -----------------------------------
                                                         2001         2000        1999
                                                      ---------    ---------    ---------

                                                               ((Pounds) million)

         Current:
            UK........................................  107             -           21
            US........................................    -           (18)           -
            Other Countries...........................   19             7            1
                                                      ---------    ---------    ---------
                                                        126           (11)          22
         Deferred:
            UK........................................ (217)           32           33
            Other Countries...........................    7             8            -
                                                      ---------    ---------    ---------
            Total income tax expense (benefit)........  (84)           29           55
                                                      =========    =========    =========

                The components of TXU Europe's deferred tax assets and
            liabilities are as follows:

                                                                           December 31,
                                                                     ----------------------
                                                                       2001           2000
                                                                     --------       --------

                                                                        ((pound) million)
         Deferred tax assets:
            Leased assets and related items........................    176             242
            Tax loss carryforwards.................................    103              23
            Provision for unfavorable contracts and other..........    228             193
                                                                     --------       --------
              Total deferred tax assets............................    507             458

         Valuation allowance for deferred tax assets...............   (139)           (160)
                                                                     --------       --------
             Net deferred tax assets...............................    368             298
                                                                     --------       --------
         Deferred tax liabilities:

           Excess of book value over taxation value of fixed
             assets................................................    (71)             22
            Leased assets and related items........................    172             288
            Other items............................................    331             321
                                                                     --------       --------

              Total deferred tax liabilities.......................    432             631
                                                                     --------       --------

              Net deferred tax liabilities.........................     64             333
                                                                     ========       ========


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

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Income from continuing operations before income taxes:


                                                                   Year Ended December 31
                                                            ----------------------------------
                                                              2001          2000        1999
                                                            ------       -------        ----
                                                                     (Pounds) million)
         Income from continuing operations
           before income taxes:
            UK..........................................      (155)          18          84
            Other Countries.............................        57           52           3
                                                            ------       ------         ---
         Total income (loss) before income taxes and
            minority interest...........................       (98)          70          87
                                                            ======       ======         ===

                United Kingdom income tax expense at the statutory tax rate is reconciled below to the actual income tax expense:


                                                                           Year Ended December 31,
                                                                    ----------------------------------
                                                                      2001          2000          1999
                                                                    ------        ------         -----
                                                                                 (Pounds) million)
         Tax at UK statutory rate.............................
           Tax effect of:                                             (29)           21            26
         Generating plant disposals/transfers.................
         Tax at statutory rate on loss on disposal of                (132)            -             -
            generating plants.................................
         Non-deductible goodwill and depreciation.............         43             -             -
         Effect of overseas tax rates.........................         35            28            24
         Distribution on preferred securities.................         10             -             -
         Resolution of prior year tax matters.................         (3)           (2)            -
         Movement in valuation allowance charged to expense...        (15)          (18)            -
         Other................................................          8            (2)           10
         Non-deductible expenses..............................         (3)           (4)           (7)
                                                                        2             6             2
                                                                    -----         -----          ----
         Income tax expense (benefit)
                                                                      (84)           29            55
                                                                    =====         =====          ====

                Excluding the effects of the generating plant disposals/transfers, the effective tax rate was 109% in 2001 compared to 41% in 2000 and 63% in 1999.

                At December 31, 2001 and 2000, TXU Europe has net operating loss carryforwards of (Pounds)103 million and (Pounds)23 million, respectively, that are available to offset future taxable income. The net operating loss carryforwards have no expiration date.

                The tax effect of the components included in accumulated other comprehensive income for the year ended December 31, 2001 was (Pounds) 18 million and (Pounds)2 million for the year ended December 31, 2000, and was a tax benefit of (Pounds)2 million for the year ended December 31, 1999.

15.      Accounting for Derivatives and Hedging Activities

                SFAS No. 133 became effective for TXU Europe on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     sheet and the measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded in earnings, unless (i) the normal purchase or sale exception or (ii) hedge accounting is elected.

          TXU Europe enters into derivative instruments, including options, swaps, futures, forwards and other contractual commitments for both non-trading and trading purposes. TXU Europe enters into derivative instruments for non-trading purposes in order to manage market risks related to changes in interest rates, foreign currency exchange rates and commodity prices.

          TXU Europe has designated, documented and assessed accounting hedge relationships which mostly resulted in cash-flow hedges that require TXU Europe to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Hedge ineffectiveness is recorded in earnings. Amounts are removed from other comprehensive income as the underlying transactions occur.

          TXU Europe utilizes treasury derivative instruments (i.e., interest rate swaps, cross currency swaps, etc.) in order to manage its exposures to changes in interest rates and foreign currency exchange rates. TXU Europe generally designates and uses hedge accounting for these treasury instruments.

          TXU Europe has numerous investments in foreign subsidiaries, and the net assets and earnings of these subsidiaries are exposed to currency exchange-rate volatility. TXU Europe has not entered into derivative transactions to hedge their material net investments in foreign operations, but has used foreign currency-denominated debt as the natural hedge. TXU Europe enters into currency swaps, options, etc., where appropriate, to manage foreign currency exposure.

          TXU Europe enters into physical and financial contracts to hedge market risks and exposures to prices of electricity, natural gas and fuel utilized for its generation assets and certain forecasted purchases and sales of power. TXU Europe uses hedge accounting for these non-trading commodity transactions.

          Financial Summary -- TXU Europe formally documents all relationships between accounting hedge instruments and hedged items, as well as its risk-management objective and strategy for undertaking various accounting hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The maximum term over which TXU Europe hedges its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is 3 years.

          In accordance with the transition provisions of SFAS No. 133, TXU Europe recorded, as of January 1, 2001, a cumulative effect of (Pounds)72 million after-tax as a decrease to other comprehensive income to recognize the fair value of all derivatives effective as cash-flow hedging instruments. For the period from transition to December 31, 2001, substantially all of the (Pounds)87 million reclassified into earnings was attributable to the opening position of the cumulative transition net loss.

          Essentially all of the terms of TXU Europe's derivatives, which have been designated as accounting hedges match the terms of the underlying hedged items. TXU Europe experienced hedge ineffectiveness of less than (Pounds)1 million for the year ended December 31, 2001. This amount was reported in interest expense and represented the total ineffectiveness of all cash-flow hedges.

          With the implementation of the New Electricity Trading Arrangements
     (NETA) in the UK in March 2001, most of TXU Europe's derivative contracts used to hedge exposure to changes in Pool prices were renegotiated into bilateral contracts. Prior to NETA, these contracts, had been designated as cash flow hedges. The renegotiated bilateral contracts qualify as normal purchase contracts. In April 2001, the Financial Accounting Standards Board
     (FASB) finalized a conclusion that contracts with volume optionality do not qualify for the normal purchase or sale exception. As a result, certain of TXU Europe's gas option contracts have been accounted for as derivatives since July 1, 2001 in accordance with the transition provisions of such revised guidance, resulting in a net charge of (Pounds)3 million.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Subsequently, the FASB approved a number of implementation issues regarding the normal purchase or sale exception. One of the issues applied exclusively to the electric industry and provided for the normal purchase or sale exception under specific circumstances. Under the new guidance, certain of TXU Europe's electricity contracts qualify for the normal purchase or sale exception from July 1, 2001, thus removing them from SFAS No. 133 classification as derivatives.

          As of December 31, 2001, it is expected that less than (Pounds)1 million after-tax of net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

16.  Energy Trading Activities

          In the course of providing comprehensive energy products and services to its diversified client base, TXU Europe engages in energy price risk management activities. In addition to the purchase and sale of physical commodities, TXU Europe enters into futures contracts; swap agreements, where settlement is based on the difference between a fixed and floating (index based) price for the underlying commodity; exchange traded options; over-the-counter options, which are settled in cash or in the physical delivery of the underlying commodity; exchange-of-futures-for-physical transactions; energy exchange transactions; storage activities; and other contractual arrangements. TXU Europe may buy and sell certain of these instruments to manage its exposure to price risk from existing contractual commitments as well as other energy-related assets and liabilities. It may also enter into contracts to take advantage of arbitrage opportunities. In order to manage its exposure to the price risk associated with these instruments, TXU Europe has established trading policies and limits and revalues its exposures against these benchmarks utilizing integrated energy systems to capture, value and understand the portfolio risks. TXU Europe also periodically reviews these policies to ensure they are responsive to changing market and business conditions.

          TXU Europe applies mark-to-market accounting for all of its energy trading, marketing and price risk management operations. Accordingly, these trading derivatives are recorded at fair value with unrealized gains (losses) recorded as a component of revenues. The recognized, unrealized balances are included in energy trading assets/liabilities.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Fair Value of Financial Instruments

          Fair value of financial instruments - The carrying amounts and related estimated fair values of TXU Europe's significant financial instruments were as follows:

                                                                                            December 31,
                                                                      --------------------------------------------------
                                                                                2001                          2000
                                                                      --------------------------------------------------
                                                                      Carrying         Fair       Carrying          Fair
                                                                       Amount         Value        Amount          Value
                                                                      --------        -----       --------         -----
                                                                                    ((Pounds) million)
     On balance sheet assets (liabilities):
          Restricted cash .........................................        358           358           672           672
          Interest rate swaps .....................................        (10)          (10)            -             -
          Non-trading derivatives .................................         17            17             -             -
          Foreign currency exchange contracts .....................        134           134             -             -
          Other investments .......................................        394           394           675           675
          Notes payable - banks (current) .........................       (793)         (793)         (375)         (375)
          Short term loans on accounts receivable .................       (108)         (108)           (5)           (5)
          Total long-term debt, excluding capital leases ..........     (3,060)       (3,115)       (3,775)       (3,763)

     Off balance sheets assets (liabilities):
          Interest rate swaps .....................................          -             -             -           (64)
          Non-trading derivatives .................................          -             -             -            24
          Foreign currency exchange contracts .....................          -             -             -           101
          Financial guarantees and letters of credit ..............          -          (651)            -          (655)

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

     (vi) The fair value of letters of credit has been determined using their full notional amount.

     (vii) The fair value of financial guarantees represent the maximum amount payable should TXU Europe fail to perform on all of its guarantees. The likelihood of this happening is considered remote.

TXU EUROPE LIMITED AND SUBSIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.      Commitments

                TXU Europe has the following commitments under long-term energy purchase arrangements:

          Contract Type         Annual Fixed Fees or Capacity Charges
                           ----------------------------------------------
                             2002   2003   2004   2005   2006  Thereafter  Total
                                           ((Pounds) millions)
         Electricity ......   341    344    316    304    287     1,102    2,694
         Gas:
           Take-or-pay ....    99     92     90     88     88       142      599

         Coal .............    91     77     91     98     97       301      755
                             ----   ----   ----   ----   ----     -----    -----
              Total           531    513    497    490    472     1,545    4,048
                             ====   ====   ====   ====   ====     =====    =====

                Capacity payments and guarantee - TXU Europe Energy Trading has several contracts requiring the payment of annual capacity fees. Under the terms of these contracts, TXU Europe Energy Trading will pay (subject to contract terms) annual capacity fees included in the table above. In addition, TXU Europe Group will provide a (Pounds)288 million guarantee (declining over time), representing approximately one year's capacity payment, with a counterparty providing a (Pounds)170 million guarantee.

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

                Coal contracts - TXU Europe has renegotiated two coal purchase agreements with a supplier that were in place at the end of 2000, with one single contract effective January 1, 2002 (included in the table above). The renegotiation of the coal purchase agreement was carried out to ensure that tonnage of coal to which TXU Europe was committed to take was such that there was no excess volume exposure against sales to third parties, use in tolling agreements or generation in TXU Europe-owned power stations.

                Rental commitments - The future minimum rental commitments under non-cancelable operating leases were as follows:

                                            December 31,
                                            ------------
                                         ((Pounds) million)

         2002 .............................     34
         2003 .............................     30
         2004 .............................     29
         2005 .............................      1
         2006 .............................      1
         Thereafter .......................      3
                                                --
         Total ............................     98
                                                ==

                The operating lease commitments relate to coal-fired power stations. Rental expense for operating leases amounted to (Pounds)24 million, (Pounds)24 million and (Pounds)23 million for the periods ended December 31, 2001, 2000 and 1999, respectively.

TXU EUROPE LIMITED AND SUBSIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.      Contingencies

                TXU Europe is subject to business risks that are actively managed to limit exposures.

                Legal - On November 29, 2001, various subsidiaries of Enron Corporation (Enron) went into Administration (bankruptcy) in the UK. Prior to Enron's going into Administration, TXU Europe Energy Trading (TXUEET) had certain energy purchase and sales contracts with Enron, which had been entered into in the ordinary course of business. The terms of these contracts provided that they terminated automatically upon a party going into Administration. Also, on November 29, 2001 just prior to Enron going into Administration, TXUEET received a notice from Enron purporting to terminate these contracts for cause. TXUEET and the Administrator have had discussions regarding potential claims relating to contract termination; Enron has filed an action in the High Court, London, relating to interpretation of contractual provisions; and TXUEET plans to seek a judicial determination regarding contract termination. While the outcome of these matters cannot be predicted, TXUEET believes, consistent with the advice of external legal advisors in the UK, that the attempted termination of the contracts by Enron was without substance. Accordingly, TXUEET believes any related claims by Enron would be without merit.

                General - TXU Europe and its subsidiaries are involved in various legal and administrative proceedings arising in the ordinary course of its business. TXU Europe believes that all such other lawsuits and resulting claims would not have a material effect on its financial position, results of operations or cash flows.

                Financial guarantees - On May 19, 1998, TEG sold its US and Australian coal businesses and US energy marketing operations (Peabody
         Sale) prior to its acquisition by TXU Corp. TEG has guaranteed up to US$110 million ((Pounds)76 million) at December 31, 2001 of certain liabilities that may be incurred and payable by the purchasers of these businesses and operations with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

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

20.      Quarterly Financial Information - (Unaudited)

                In the opinion of TXU Europe, the information below includes all adjustments (constituting only of normal recurring accruals) necessary to a fair statement of such amounts. The amounts reported in previous quarterly reports have been restated to reflect the disposal of the Networks business as discontinued operations.

                                                                            Income (Loss)from      Net Income from
                       Operating Revenues        Operating Income              Continuing            Discontinued
                       ------------------        ----------------              Operations             Operations
                                                                            -----------------      ---------------
         Quarter Ended  2001         2000        2001         2000          2001         2000        2001         2000
                       ------------------------------------------------------------------------------------------------
                                                               ((Pounds) million)

         March 31       2,270       1,104         125           91           16           11          24           35
         June 30        1,870         788          72           58           22           22          20           10
         September 30   1,977         976        (127)          16          (41)         (24)         18           22
         December 31    2,574       1,649          37           96          (29)          19         (23)          23
                        -----       -----         ---          ---          ---          ---         ---          ---
                        8,691       4,517         107          261          (32)          28          39           90
                        =====       =====         ===          ===          ===          ===         ===          ===

 TXU EUROPE LIMITED AND SUBSIDARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.      Miscellaneous

                Other income - net - Consists of the following for the periods indicated:

                                                                        December 31,
                                                      ------------------------------------------------
                                                           2001             2000             1999
                                                      ---------------  --------------  ---------------
          Dividends from cost investments...........           5                3               9
          Gain on sale of investments...............          55               35               -
          Gain (loss) on the sale of businesses.....          (2)              29               -
          Foreign currency transaction gain (loss)..          (1)               1              (8)
          Dividends from marketable securities......           2                6               2
          Equity in earnings of unconsolidated
            subsidiaries and joint ventures.........           3                -               -
          Hidrocantabrico offer costs...............           -               (7)              -
          Other.....................................           1                -               5
                                                      ------------------------------------------------
                  Total.............................          63               67               8
                                                      ================= ==============  ==============


                Accounts receivable - At December 31, 2001 and 2000 accounts receivable are stated net of uncollectible accounts of (Pounds)41 million and (Pounds)28 million, respectively. A provision for uncollectible accounts of (Pounds)13 million, (Pounds)19 million and (Pounds)16 million was recorded during the years ended December 31, 2001 and 2000 and 1999, respectively. An additional (Pounds)7 million was added in 2001 relating to accounts receivable purchased in connection with the acquisition of Kiel and Ares and an additional (Pounds)8 million was added in 2000 relating to accounts receivable purchased in connection with the acquisition of Norweb Energi. TXU Europe did not realize any material recoveries during those periods. TXU Europe wrote off accounts receivable of (Pounds)11 million, (Pounds)18 million and (Pounds)18 million during the years ended December 31, 2001 and 2000 and 1999, respectively.

                Inventories -

                                                                                  December 31,
                                                                     ------------------------------------
                                                                         2001                    2000
                                                                     -----------             -----------
                                                                               (Pounds) millions
         Inventories - at average cost:
           Materials and supplies............................            14                       24
           Fuel stock........................................            48                       48
                                                                     -----------              ----------
                                                                         62                       72
                                                                     ===========              ==========

                Goodwill - Goodwill is stated net of accumulated amortization of (Pounds)364 million in 2001 and (Pounds)240 million in 2000.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Property, Plant and Equipment - consisted of:

                                                              December 31,
                                                              ------------
                                                             2001         2000
                                                           --------    ---------
                                                             ((Pounds) million)

        Electricity generating stations:
             Owned ...................................        365          519
             Under capital lease .....................          -          775
        Distribution systems (Kiel) ..................        149            -
        Upstream gas assets (sold in February 2001)...          -          144
        Other land and buildings .....................        134           97
        Plant and equipment ..........................        360          296
        Accumulated depreciation .....................       (234)        (305)
                                                           -------      -------
        Net property, plant and equipment ............        774        1,526
                                                           =======      =======


                Capitalized software costs totaling (Pounds)25 million as of December 31, 2001 and 2000, are included in plant and equipment. Amortization expense relating to software costs of (Pounds)4 million has been recorded in 2001 and 2000. An additional (Pounds)3 million of software costs associated with businesses that had been outsourced was written off in 2001.

                Letters of credit -- At December 31, 2001 and 2000, TXU Europe had outstanding letters of credit of (Pounds)575 million and (Pounds)281 million, respectively. The letters of credit at December 31, 2001 are primarily to cover the potential termination values on cross border leases, required in the event of plant dispositions or transfers and to an option to provide future energy sales.

                Concentration of Credit Risk -- TXU Europe had no exposure to any one customer that represented greater than 5% of the gross fair value of TXU Europe's trade accounts receivable, energy trading assets and derivative assets at December 31, 2001. The largest share of the assets subject to credit risk are accounts receivable from the millions of residential and commercial customers associated with the retail sale of electricity and gas. Most of TXU Europe's energy trading counterparties are major energy companies or financial institutions. At December 31, 2001, (Pounds)509 million or 91% of the credit risk amounts are associated with energy trading counterparties considered to be investment grade, determined using publicly available information including a Standard & Poor's rating of a least BBB-, and (Pounds)19 million or 3% are below investment grade. The remaining amount of credit risk is with counterparties that have no external ratings. TXU Europe monitors and reports its exposures and limits on a daily basis and provides regular reports to its regional and global risk monitoring committees and treasury subcommittees.

                The risk of significant loss to TXU Europe arising from non-performance by counterparties is considered unlikely.

                TXU Europe recorded a (Pounds)15 million after-tax charge related to TXU Europe's exposure to Enron.

                Based on TXU Europe's policies for managing credit risk, its exposures and its credit and other reserves, TXU Europe does not anticipate a materially adverse effect on its financial position or results of operations as a result of non-performance by any counterparty.

TXU EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Cash flows - The following schedule details TXU Europe's cash-flow impact on certain investing activities:

                                                                                 December 31,
                                                                   ------------------------------------

                                                                      2001          2000         1999
                                                                      ----          ----         ----
Supplemental Cash Flow Disclosures:
      Cash paid for interest ..................................        269          273           253
      Cash paid for income taxes ..............................         98           28            19

Non-Cash Transactions
      Receivable of sale proceeds .............................        133            -             -
      Acquisition of Kiel and Ares (2001) and Norweb Energi
      and Other Businesses (2000):
          Fair value of assets acquired                                127          302             -
          Fair value of liabilities assumed                            (93)        (605)            -
          Goodwill                                                     119          622             -
                                                                   ---------      --------      -------
                   Net cash used                                       153          319             -
                                                                   =========      ========      =======

                                                                      APPENDIX B

                               TXU EUROPE LIMITED
                           Exhibits to 2001 Form 10-K

                          Previously Filed*
                  ----------------------------------
     Exhibit        With File Number     As Exhibit
---------------   -------------------   ------------
3(a)                  333-82307           3(a)             Memorandum of Association of TXU Eastern Funding
                   and 333-82307-1                         Company.

3(b)                  333-82307           3(b)             Articles of Association of TXU Eastern Funding
                   and 333-82307-1                         Company.

3(c)                  333-82307           3(c)             Memorandum of Association of TXU Europe Limited.
                   and 333-82307-1

3(d)                  333-82307           3(d)             New Articles of Association of TXU Europe Limited.
                   and 333-82307-1

4(a)                  333-82307           4(a)             Indenture (For Unsecured Debt Securities) dated May 1, 1999.
                   and 333-82307-1

4(b)                  333-82307           4(b)             Officer's Certificate establishing 6.15% senior notes due
                   and 333-82307-1                         May 15, 2002 and 6.15% exchange senior notes due May 15, 2002, with the forms of notes attached thereto.

4(c)                  333-82307           4(c)             Officer's Certificate establishing 6.45% senior notes due
                   and 333-82307-1                         May 15, 2005 and 6.45% exchange senior notes due May 15, 2005, with the forms of notes attached thereto.

4(d)                  333-82307           4(d)             Officer's Certificate establishing 6.75% senior notes due
                   and 333-82307-1                         May 15, 2009 and 6.75% exchange senior notes due May 15, 2009 with the forms of notes attached thereto.

4(e)                  333-82307           4(f)             Deposit Agreement with respect to the senior notes
                   and 333-82307-1                         and the exchange senior notes.

4(f)                   1-12833           4(rrr)            Amended and Restated Trust Agreement, dated as of
                   Form 10-K (1999)                        March 2, 2000, among TXU Business Services Company,
                                                           TXU Europe Limited, TXU Europe CP, Inc., and The Bank
                                                           of New York, The Bank of New York (Delaware), and the
                                                           Administrative Trustees of TXU Europe Capital I.

4(g)                   1-12833           4(sss)            Amended and Restated Partnership Agreement of
                   Form 10-K (1999)                        Limited Partnership, dated as of March 2, 2000, of
                                                           TXU Europe Funding I, L.P.

4(h)                   1-12833           4(ttt)            Preferred Trust Securities Guarantee, dated as of March 2, 2000,
                   Form 10-K (1999)                        between TXU Europe Limited and The Bank of New York.

4(i)                   1-12833           4(uuu)            Preferred Partnership Securities Guarantee, dated
                   Form 10-K (1999)                        as of March 2, 2000, between TXU Europe Limited and
                                                           The Bank of New York.

4(j)                   1-12833           4(vvv)            Indenture (for Unsecured Subordinated Debt Securities),
                   Form 10-K (1999)                        dated as of March 2, 2000, among Funding, TXU Europe Limited and The Bank of New York.

                Previously Filed*
                -----------------

                      With File
 Exhibit               Number          As Exhibit
----------           ----------        ----------
4(k)                   1-12833           4(www)      -      Officer's certificate, dated as of March 2, 2000,
                   Form 10-K (1999)                         establishing the terms of the 9 3/4% Junior Subordinated
                                                            Deferrable Interest Debentures, Series A, due March 2,
                                                            2020, of Funding.

4(l)                   1-12833           4(xxx)      -      Deposit Agreement, dated as of March 2, 2000,
                   Form 10-K (1999)                         between The Bank of New York and Funding.

4(m)                   1-12833            4(A)       -      Deposit Agreement, dated as of March 2, 2020,
                   Form 10-K (1999)                         between The Bank of New York TXU Europe Group plc.

4(n)                 333-8008 and          4.1       -      Indenture, dated as of October 16, 1997, among
                      333-8008-1                            Energy Group Overseas B.V. (EGO), The Energy Group
                                                            PLC and The Bank of New York, as Trustee.

4(o)                 333-8008 and          4.2       -      Form of 7.375% Series B Guaranteed note of EGO due
                      333-8008-1                            2017.

4(p)                 333-8008 and          4.3       -      Form of 7.500% Series B Guaranteed note of EGO due
                      333-8008-1                            2027.

4(q)                   1-12833            4(B)       -      Trust Deed relating to a (pound)2,000,000,000 Euro Medium
                   Form 10-K (1999)                         Term Note Programme (EMTN Program) between Funding,
                                                            TXU Europe Limited and the Law Debenture Trust Corporation, dated
                                                            December 15, 1999.

4(r)                   1-12833            4(C)       -      Pricing Supplement with respect to (pound)225,000,000
                   Form 10-K (1999)                         7.25% Notes due 2030 issued pursuant to the EMTN
                                                            Program.

4(s)                  001-15709           4(a)       -      Pricing Supplement with respect to (pound)100,000,000
                      Form 10-Q                             6.88% Notes due 2001 issued pursuant to the EMTN
                    (Quarter ended                          Program.
                    September 30,
                        2000)

4(t)                  001-15709           4(b)       -      Pricing Supplement with respect to (pound)50,000,000
                      Form 10-Q                             7.25% Notes due 2030 issued pursuant to the EMTN
                    (Quarter ended                          Program.
                    September 30,
                        2000)

4(u)                   0-12833            4(F)       -      Pricing Supplement, dated November 27, 2000, with
                      Form 10-K                             respect to (pound)301,000,000 35 PUT 5 Resettable
                        (2000)                              Securities due 2035 issued pursuant to the EMTN
                                                            Program.

4(v)                   0-12833            4(G)       -      First Supplemental Trust Deed, dated November 29,
                      Form 10-K                             2000, with respect to (pound)301,000,000 35 PUT 5
                        (2000)                              Resettable Securities due 2035 issued pursuant to the
                                                            EMTN Program.

4(w)                   0-12833            4(H)       -      Remarketing Agreement, dated November 29, 2000,
                      Form 10-K                             relating to the 35 PUT 5 Resettable Securities due
                        (2000)                              2035 issued pursuant to the EMTN Program.

4(x)                   0-12833           4(uuu)      -      Second Supplemental Trust Deed, dated February 26,
                      Form 10-K                             2002, relating to the 7.25% Notes due 2030 issued
                        (2001)                              pursuant to the EMTN Program.

                Previously Filed*
                -----------------

                      With File
 Exhibit               Number          As Exhibit
----------           ----------        ----------
10(a)                  0-12833            99(w)      -      Facility Agreement for (pound)900,000,000 Credit Facility
                      Form 10-K                             for TXU Europe Limited, dated November 29, 2001,
                        (2001)                              arranged by Barclays Capital, J. P. Morgan PLC,
                                                            Salomon Brothers International Limited and The Royal
                                                            Bank of Scotland

10(b)                  0-12833            99(x)      -      Supplemental Deed, dated as of January 19, 2001,
                      Form 10-K                             among TXU Europe Merchant Properties Limited, TXU
                        (2001)                              Europe Merchant Generation, Eastern Group Finance
                                                            Limited, TXU Europe Group plc, TXU Europe Power
                                                            Limited, Eastern Electricity plc, Barclays Bank plc
                                                            (as agent) and the banks listed therein

10(c)                 333-82307           10(i)      -      Master Connection and Use of System Agreement dated
                   and 333-82307-1                          as of 30 March 1990 among the National Grid Company
                                                            plc and its users (including EE).

12(a)                                                -      Computation of Ratio of Earnings to Fixed Charges
                                                            for TXU Europe Limited for the years ended December
                                                            31, 2001 and 2000, and the period from formation
                                                            through December 31, 1998.

12(b)                 333-82307           12(b)      -      Computation of Ratio of Earnings to Fixed Charges
                   and 333-82307-1                          for TXU Europe Group plc and Subsidiaries (formerly
                                                            Eastern Group plc and Subsidiaries) (US GAAP basis).

         *        Incorporated herein by reference.