Form 10-Q
period 2002-03-31
TXU EUROPE LTD
filed 2002-05-15
CIK 1088691

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                    -- OR --

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
================================================================================

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X  No
     ---
Common Stock outstanding at May 14, 2002 - 2,455,705,299 shares, at US$1 par value, 150,000,000 shares, at (pound)1 par value and 100 deferred shares, at (pound)1 par value.

================================================================================

TABLE OF CONTENTS
-------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                                          PAGE
                                                                                        ----
              Item 1.  Financial Statements

                      Condensed Statements of Consolidated Income -
                      Three Months Ended March 31, 2002 and 2001.....................................        2

                      Condensed Statements of Consolidated Comprehensive Income -
                      Three Months Ended March 31, 2002 and 2001.....................................        3
                      Condensed Statements of Consolidated Cash Flows -
                      Three Months Ended March 31, 2002 and 2001.....................................        4
                      Condensed Consolidated Balance Sheets -
                      March 31, 2002 and December 31, 2001...........................................        5

                      Notes to Financial Statements..................................................        6

                       Independent Accountants' Report ..............................................       12

              Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations......................................................       13

              Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................       21

PART II. OTHER INFORMATION

              Item 6. Exhibits and Reports on Form 8-K...............................................       21

SIGNATURES...........................................................................................       22

                                                     22
                                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TXU EUROPE LIMITED AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                             ----------------------------------
                                                             ----------------------------------
                                                                Three Months Ended March 31,
                                                             ----------------------------------
                                                                   2002              2001
                                                             ----------------   ---------------
                                                                        ((pound) million)

Operating Revenues......................................           2,752            2,271
Operating Expenses
     Energy purchased for resale and fuel consumed .....           2,578            1,964
     Operation and maintenance..........................             126              115
     Depreciation and other amortization................              16               36
     Goodwill amortization .............................               -               31
                                                             ----------------   ---------------
    Total operating expenses............................           2,720            2,146
                                                             ----------------   ---------------

Operating Income........................................              32              125
Other Income - Net......................................               6                7
                                                             ----------------   ---------------
Income Before Interest, Income Taxes, Distributions and
  Minority Interest.....................................              38              132

Interest Income.........................................               4               12
Interest Expense........................................              52               91
                                                             ----------------   ---------------
Income (Loss) From Continuing Operations Before Income
  Taxes, Distributions and Minority Interest............             (10)              53
Income Tax Expense (Benefit)............................              (4)              26
                                                             ----------------   ---------------
Income (Loss) From Continuing Operations Before
  Distributions and Minority Interest...................              (6)              27

Discontinued Operations - Net of Taxes (Note 3) ........               -               24

Distributions on Preferred Securities of Subsidiary
  Perpetual Trust ......................................              (3)              (3)

Affiliate Interest in Subsidiary........................               2               (1)

Minority Interest.......................................              (6)              (6)
                                                             ----------------   ---------------
Net Income (Loss).......................................             (13)              41
                                                             ----------------   ---------------

See Notes to Financial Statements.

                       TXU EUROPE LIMITED AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       -----------------------------
                                                                             2002            2001
                                                                       -------------   -------------
                                                                             ((pound) million)

Net Income (Loss).....................................................        (13)             41
                                                                       -------------   -------------
Other Comprehensive Income (Loss)
    Net change during period, net of tax effects:
     Investments classified as
        available for sale:
             Unrealized holding gains ................................          -              38

       Cumulative currency translation adjustment ....................         (4)              1

       Cash flow hedges:
           Cumulative transition adjustment as of January 1, 2001.....          -             (72)
           Net change in fair value of derivatives....................         26             (15)
           Amount reclassified or realized in earnings
                  during the period...................................        (19)              6
                                                                       -------------   -------------

         Total........................................................          3             (42)
                                                                       -------------   -------------

Comprehensive Loss ...................................................        (10)             (1)
                                                                       =============   =============

See Notes to Financial Statements.

                       TXU EUROPE LIMITED AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                       -----------------------------
                                                                             2002        2001
                                                                       --------------   ------------
                                                                              ((pound) million)
Cash Flows - Operating Activities
     Net income (Loss)..............................................          (13)           41
     Adjustments to reconcile net income to cash provided by operating activities:
         Loss (gain) on sale of assets .............................            -            (7)
         Depreciation and amortization .............................           17            76
         Deferred income taxes (benefit)............................           (8)           28
         Net effect of unrealized mark-to-market valuations - loss
         (gain) ....................................................           16           (21)
         Changes in operating assets and liabilities ...............         (264)         (120)
         Other .....................................................           44            31
                                                                       --------------   ------------
             Cash provided by (used in) operating activities .......         (208)           28
                                                                       --------------   ------------
Cash Flows - Investing Activities
         Proceeds from sale of Networks business ...................          563             -
         Capital expenditures ......................................          (29)          (45)
         Acquisition of businesses .................................         (117)         (145)
         Proceeds from sale of assets and other investments ........          133            97
         Other investments .........................................          (20)           (9)
                                                                       --------------   ------------
             Cash provided by (used in) investing activities .......          530          (102)
                                                                       --------------   ------------
Cash Flows - Financing Activities
     Net borrowings under the:
         Revolving Credit Facilities Agreement - Tranche A .........          120             -
         Sterling credit facility - Tranche B ......................            -            34
         Other long-term debt ......................................            -             6
     Issuance of capital stock .....................................          100             -
     Retirements of:
         Sterling credit facility - Tranche B ......................            -            (4)
         Other long-term debt ......................................          (36)         (370)
     Change in notes payable - banks and other short-term loans.....         (805)          (29)
     Debt discount and financing expenses  .........................           (6)           (1)
     Distributions on preferred securities of subsidiary perpetual
     trust .........................................................           (3)            -
                                                                       --------------   ------------
             Cash used in financing activities .....................         (630)         (364)
                                                                       --------------   ------------
Effect Of Exchange Rates On Cash And Cash Equivalents ..............            -            (1)
                                                                       --------------   ------------
Net Change In Cash And Cash Equivalents ............................         (308)         (439)

Cash And Cash Equivalents - Beginning Balance ......................          651           663
                                                                       --------------   ------------
Cash And Cash Equivalents - Ending Balance .........................          343           224
                                                                       ==============   ============

See Notes to Financial Statements.

                       TXU EUROPE LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,
                                                                        ------------------
                                                                               2002            December 31,
                                                                        ------------------   ------------------
                                                                            (Unaudited)            2001
                                                                        ------------------   ------------------
                                                                                     ((pound) million)
ASSETS

Current Assets
     Cash and cash equivalents...................................                 343                 651
     Accounts receivable.........................................               1,314                 946
     Inventories - at average cost ..............................                  62                  62
     Energy trading assets ......................................                 571                 573
     Prepayments and other current assets........................                 182                 267
                                                                        ------------------   ------------------
         Total current assets....................................               2,472               2,499
                                                                        ------------------   ------------------
Investments
     Restricted cash ............................................                 365                 358
     Other ......................................................                 405                 394
                                                                        ------------------   ------------------
         Total investments.......................................                 770                 752
                                                                        ------------------   ------------------
Property, plant and equipment - net..............................                 787                 774
Goodwill  .......................................................               3,746               3,697
Net assets of discontinued operation (Note 3) ...................                   -                 411
Energy trading assets ...........................................                 175                 170
Deferred debits and other assets ................................                 696                 687
                                                                        ------------------   ------------------

             Total ..............................................               8,646               8,990
                                                                        ==================   ==================
LIABILITIES AND CAPITALIZATION

Current Liabilities
     Notes payable - banks ......................................                 56                 793
     Long-term debt due currently ...............................                262                 274
     Short-term loans on accounts receivable ....................                 40                 108
     Accounts payable:
       Trade.....................................................              1,163               1,026
       Affiliates................................................                 57                  55
     Energy trading liabilities .................................                575                 634
     Interest and taxes accrued..................................                 73                  78
     Other current liabilities...................................                265                 142
                                                                        ------------------   ------------------
       Total current liabilities.................................              2,491               3,110
                                                                        ------------------   ------------------
Accumulated deferred income taxes ...............................                 64                  64
Provision for unfavorable contracts .............................                402                 431
Energy trading liabilities ......................................                242                 183
Other deferred credits and noncurrent liabilities ...............                228                 245
Long-term debt, less amounts due currently ......................              2,961               2,794
Preferred securities of subsidiary perpetual trust ..............                 95                  95
Affiliate interest in subsidiary ................................                207                 208
Minority interest................................................                 98                  92
Commitments and contingencies (Note 7)
Shareholder's equity (Note 6)....................................              1,858               1,768
                                                                        ------------------   ------------------

             Total ..............................................              8,646               8,990
                                                                        ==================   ==================

See Notes to Financial Statements.

                               TXU EUROPE LIMITED
                          Notes to Financial Statements

1.    BUSINESS, ACQUISITIONS AND DISPOSITIONS

      TXU Europe Limited (TXU Europe) is an indirect, wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a global energy services holding company and engages in electricity generation, wholesale energy trading, retail energy marketing, energy delivery, other energy-related services and, through a joint venture, telecommunications services. TXU Europe is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations. Almost all of TXU Europe's operating income is derived from, and consolidated assets are held by, TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries.

      TXU Europe is managed as a single, integrated energy business; consequently, there are no reportable business segments.

      The energy business manages the energy value chain from fuel through to the retail customer. It does this through an integrated portfolio of contracts and physical gas and generation assets and by serving a substantial retail customer base. Its contracts include those with sources for supplying the retail customers with electricity and gas as well as contracts with third party energy retailers, traders and wholesalers.

      On January 18, 2002, TXU Europe completed the sale of its UK distribution business (Eastern Electricity Limited), and its 50 percent interest in 24seven Utility Services Limited (24seven) to London Electricity Group plc (LE Group). These operations have been accounted for as discontinued operations in all periods presented in the financial statements and related footnotes. The (pound)7 million of income for the period from January 1, 2002 through the final completion date of January 18, 2002 was recorded in December 2001. For more information on the disposal, see Note 3 to Financial Statements.

      On March 1, 2002, TXU Europe acquired the UK retail and trading business of Amerada Hess (Amerada) in a transaction that brought over 400,000 domestic energy and telecommunication accounts to TXU Europe. The (pound)117 million acquisition also includes a 63 billion cubic feet (Bcf) commercial and industrial gas supply operation in the UK as well as wholesale gas marketing operations. The acquisition underlines TXU Europe's commitment to growing its retail business in the UK. The process of determining the fair value of assets and liabilities of Amerada continues but is expected to be completed within one year of the acquisition date. The preliminary estimate of goodwill associated with the acquisition is (pound)53 million. This amount is subject to further revision as additional information on the fair value of assets acquired and liabilities assumed becomes available. The results of operations of Amerada are reflected in the consolidated financial statements from the March 1, 2002 acquisition date. Pro forma information for the three months ended March 31, 2002 and 2001, reflecting the acquisition of Amerada, would not be significantly different from reported amounts.

      On May 2, 2002, TXU Europe was confirmed as the preferred bidder for the purchase of a majority interest in Braunschweiger Versorgungs (BVAG), an electricity, gas, heating and water supplier for 210,000 domestic, commercial and industrial customers in the German city of Braunschweig. BVAG is a wholly-owned subsidiary of Stadtwerke Braunschweig. TXU Europe bid for 74.9% of BVAG; Stadtwerke Braunschweig will retain the remaining 25.1%. The acquisition is subject to the approval of the Town Council of Braunschweig.

2.    SIGNIFICANT ACCOUNTING POLICIES

      The condensed consolidated financial statements of TXU Europe and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, except for the adoption of the Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets" discussed below, on the same basis as the audited financial statements included in its 2001 Annual Report on Form 10-K. In the opinion of TXU Europe's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in

                               TXU EUROPE LIMITED
                          Notes to Financial Statements

accordance with US GAAP have been omitted pursuant to the rules and regulations of the United States (US) Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications.

      Unless otherwise indicated, all amounts in the financial statements and notes to financial statements are stated in millions of UK pounds sterling.

      Changes in Accounting Standards - SFAS No. 142, became effective for TXU Europe on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. The amortization of TXU Europe's existing goodwill (approximately (pound)123 million on an annualized basis) ceased effective January 1, 2002.

      In addition, SFAS No. 142 requires completion of a transitional goodwill impairment test six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations.

      As part of its effort to implement SFAS No. 142, TXU Europe is in the process of completing the transitional impairment test. While the evaluation is not complete, work to-date indicates that TXU Europe will not have an impairment of goodwill.

      At March 31, 2002 and December 31, 2001, goodwill was stated net of accumulated amortization of (pound)338 million. Amortization ceased January 1, 2002, as required by SFAS No. 142, however, a small amount of the existing balance is subject to foreign exchange valuation. Net income for the three months ended March 31, 2001 would have been (pound)72 million had the non-amortization provisions of SFAS No. 142 been applied in that period.

      SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU Europe on January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures. TXU Europe is currently evaluating the impact of adopting this standard.

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for TXU Europe on January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 by TXU Europe has not affected its financial position, cash flows or results of operations.

      SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. Early application of this standard is encouraged. TXU Europe is evaluating the impact the adoption of this standard will have on its financial position and results of operations.

3.    DISCONTINUED OPERATIONS

      On January 18, 2002, TXU Europe completed the sale of its UK distribution business (Eastern Electricity Limited), and its 50 percent interest in 24seven (together, the "Networks business") to LE Group for (pound)1.3 billion,

                               TXU EUROPE LIMITED
                          Notes to Financial Statements

consisting of a cash payment of (pound)563 million and the assumption by LE Group of (pound)750 million aggregate principal amount of debt ((pound)350 million of 8.375% bonds due 2004, (pound)200 million of 8.5% bonds due 2025 and (pound)200 million of 8.75% bonds due 2012). TXU Europe recorded a one-time charge in December 2001 of (pound)87 million ((pound)61 million after tax) associated with the disposition, after the estimated costs to be incurred in closing out the business and swaps related to its debt and the allocation of goodwill in the amount of (pound)252 million. The transaction resulted in approximately (pound)1.3 billion of debt reduction, consisting of (pound)750 million of debt assumed by LE Group and (pound)563 million of debt being repaid using the cash proceeds from the sale. In May 2002, the final analysis of working capital and fixed asset amounts was completed and TXU Europe returned (pound)39 million to LE Group, which had been included in the original sale calculation accounted for in December 2001. This payment does not affect the gain or loss arising on disposal.

      As a result of the disposition of the Networks business, effective April 1, 2002, former TXU Europe employees that have been transferred to LE Group will no longer participate in TXU Europe's pension scheme. TXU Europe is in the process of determining the impact of these changes on its pension liability, which could affect other comprehensive income, and cash funding obligations, if any. This analysis is expected to be completed later this year.

              Summary of 2001 operating results for the discontinued Networks business are as follows:

                                                                            Three Months Ended
                                                                                  March 31,
                                                                                   2001
                                                                           ---------------------
                                                                            ((pound) million)
      Operating revenues...............................................             89
                                                                           =====================
      Operating income ................................................             53
      Interest expense ................................................            (14)
      Income tax expense...............................................            (12)
      Affiliate interest in subsidiary.................................             (3)
                                                                           ---------------------
          Income from operations of discontinued Networks business - net            24
                                                                           =====================

                               TXU EUROPE LIMITED
                          Notes to Financial Statements

              Summarized balance sheet information for the discontinued Networks business are as follows:

                                                                               December 31,
                                                                                   2001
                                                                           ---------------------
                                                                            ((pound) million)
      Current assets...................................................             15
      Property, plant and equipment....................................          1,335
      Other non-current assets.........................................            265
                                                                           ---------------------
               Total assets............................................          1,615
                                                                           ---------------------

      Current liabilities..............................................            196
      Long-term liabilities............................................          1,008
                                                                           ---------------------
               Total liabilities.......................................          1,204
                                                                           ---------------------

      Net assets of discontinued Networks business.....................            411
                                                                           =====================

4.    SHORT-TERM FINANCING

      Short-term Facilities - In January 2002, TXU Europe repaid the (pound)190 million short-term portion of its Tranche A borrowings and (pound)560 million of the Tranche C bridge facility under the Revolving Credit Facilities Agreement. The Tranche C facility was cancelled in February 2002. TXU Europe has a Euro term loan facility with a commercial bank available only to fund its investment in Atro Oyj. At March 31, 2002, there was (Euro) 50 million ((pound)31 million) outstanding under this facility at an annual interest rate based on Euribor of 4.40%. As of March 31, 2002, total short-term borrowings aggregated (pound)56 million with a weighted average annual interest rate of 4.53%.

      Accounts receivable securitization - TXU Europe has facilities with Citibank N.A. to provide financing through trade accounts receivable whereby TXU UK Limited (TXU UK) may sell up to (pound)300 million of its electricity and gas receivables and TXU Finance (No. 2) Limited may borrow up to an aggregate of (pound)175 million, collateralized by future receivables of TXU UK, through a short-term note issue arrangement. The program has an overall limit of (pound)300 million. TXU UK continually sells additional receivables to replace those collected. Under the program, TXU UK has a receivables servicing obligation but does not incur a measurable asset or liability. At March 31, 2002, TXU Europe sold (pound)260 million of billed and unbilled receivables, and a further (pound)40 million of future receivables that were reflected as other short-term loans on the balance sheet. Debt securitization discounts of (pound)3 million are included in interest expense. The short-term loans included in the program bear interest at an annual rate based on commercial paper rates plus a margin, which was 4.07% at March 31, 2002.

5.    LONG-TERM DEBT

      Euro Medium Term Note (EMTN) Program - TXU Europe has a (Euro) 2.0 billion EMTN program, under which TXU Europe may from time to time issue notes in various currencies. As of March 31, 2002, a financing subsidiary of TXU Europe has (pound)301 million of 35 Put 5 Resettable Notes due 2035 (Resettable Notes) outstanding under the EMTN program. The interest rate on the Resettable Notes is 7.79% per annum as of March 31, 2002. The issuer of the Resettable Notes has a call option to repurchase the Resettable Notes at par on November 30, 2005. This call option has been assigned to commercial banks for a consideration of approximately (pound)5 million per annum for five years. The Resettable Notes also include a put option that is exercisable at November 30, 2005 by the holder and a reset feature that permits the holder to remarket the Resettable Notes at a different interest rate if the put is not exercised. On the reset date, the new interest rate will be 6.25% per annum, plus a margin, in accordance with the terms of the Resettable Notes for the next 30 years.

      As of March 31, 2002, there was (pound)275 million in 7.25% Sterling Eurobonds due March 8, 2030 also outstanding under the EMTN program. TXU Europe has granted to the holders of the 7.25% Sterling Eurobonds due 2030 an optional put in 2015 in exchange for a waiver of a provision that could have inhibited the disposition of the Networks business. A similar provision in the Resettable Notes has been waived for a fee without any further changes to the terms of the Resettable Notes.

      Revolving Credit Facilities Agreement - The disposition of the Networks business necessitated the termination of the old Sterling Credit Agreement, with all borrowings repaid along with associated interest. The Revolving Credit Facilities Agreement immediately replaced the old senior debt facility. This agreement is dated November 19, 2001. There are three tranches in this facility. Tranche A is a multi-currency, (pound)800 million five-year revolver that can include long-term drawings. Tranche A was originally set at (pound)900 million. Tranche B was a short-term (pound)230 million standby facility that was never drawn upon and was cancelled. Tranche C was a short-term (pound)600 million bridge facility. This facility was repaid upon receipt of proceeds from the sale of the Networks business in January 2002 and cancelled upon receipt of all bond waivers on February 26, 2002. As of March 31, 2002, the outstanding borrowings under this facility and the associated interest rates are as follows: Tranche A
- (Euro) 564 million ((pound)351 million) at 3.96% per annum, 700 million Norwegian kroner (NOK) ((pound)55 million) at 7.21% per annum, and (pound)120 million at 4.69%, all classified as long-term debt. On April 15, 2002, (pound)70 million of the (pound)120 million Tranche A drawing was repaid.

6.    SHAREHOLDER'S EQUITY

      In March 2002, TXU Europe's authorized capital was increased by an additional 199,999,900 ordinary shares of (pound)1 par, and subsequently issued 150 million of these new ordinary shares to its immediate shareholders, both wholly-owned subsidiaries of TXU Corp. The new shares were issued at par and two-thirds paid. TXU Europe received (pound)100 million on issue and the remaining (pound)50 million is to be received later in the year.

                                                                            March 31,
                                                                        ------------------
                                                                               2002             December 31,
                                                                        ------------------   ------------------
                                                                            (Unaudited)            2001
                                                                        ------------------   ------------------
                                                                                      ((pound) million)
SHAREHOLDER'S EQUITY

  Common stock with US $1 par value:
     Authorized shares - 3,000,000,000 ordinary and 100 deferred
     Outstanding shares: 2002 and 2001 - 2,455,705,299
       ordinary and 100 deferred ................................               1,467               1,467
  Common stock with(pound)1 par value:
     Authorized shares - 199,999,900 ordinary
     Outstanding shares: 2002 - 150,000,000 ordinary  ...........                 150                   -
  Less: Subscriptions receivable  ...............................                 (50)                  -
  Retained earnings  ............................................                 327                 340
  Accumulated other comprehensive loss  .........................                 (36)                (39)
                                                                        ------------------   ------------------
         Total common stock equity...............................              1,858               1,768
                                                                        ==================   ==================

7.    CONTINGENCIES

      TXU Europe is subject to business risks that are actively managed to limit exposures.

      Legal - On November 29, 2001, various subsidiaries of Enron Corporation (Enron) went into Administration

                               TXU EUROPE LIMITED
                          Notes to Financial Statements

(bankruptcy) in the UK. Prior to Enron's going into Administration, TXU Europe Energy Trading (TXUEET) had certain energy purchase and sales contracts with Enron, which had been entered into in the ordinary course of business. The terms of these contracts provided that they terminated automatically upon a party going into Administration. Also, on November 29, 2001, just prior to Enron going into Administration, TXUEET received a notice from Enron purporting to terminate these contracts for cause. TXUEET and the Administrator have had discussions regarding potential claims relating to contract termination; in February 2002 TXUEET applied to the High Court in London for permission to seek a judicial determination regarding contract termination, and in March 2002, Enron filed an action in the High Court relating to interpretation of certain other contractual provisions. For the more expeditious and economic resolution of the issue of the contract termination, TXUEET and Enron agreed, in May 2002, to Enron initiating proceedings in the High Court to enable the parties to seek a judicial determination regarding contract termination, which action would supersede previous actions. While the outcome of these matters cannot be predicted, TXUEET believes, consistent with the advice of external legal advisors in the UK, that the attempted termination of the contracts by Enron was without substance. Accordingly, TXUEET believes any related claims by Enron would be without merit.

      General - TXU Europe and its subsidiaries are involved in various legal and administrative proceedings arising in the ordinary course of its business. TXU Europe believes that all such other lawsuits and resulting claims would not have a material effect on its financial position, results of operations or cash flows.

      Financial guarantees - On May 19, 1998, The Energy Group PLC (TEG) sold its US and Australian coal businesses and US energy marketing operations prior to its acquisition by TXU Corp. TEG has guaranteed up to US$110 million ((pound)77 million) at March 31, 2002 of certain liabilities that may be incurred and payable by the purchasers of these businesses and operations with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal Company Retirement Plan and the Peabody Coal UMWA Retirement Plan, subject to certain specified conditions.

      In connection with various power purchase contracts requiring the payment of annual capacity fees, at March 31, 2002, TXU Europe has provided a (pound)276 million guarantee (declining over time) with the counterparty providing a (pound)170 million guarantee.

8.    SUPPLEMENTARY FINANCIAL INFORMATION

      Accounts Receivable - At March 31, 2002 and December 31, 2001, accounts receivable were stated net of uncollectible accounts of (pound)48 million and (pound)41 million, respectively.

      Property, Plant and Equipment - At March 31, 2002 and December 31, 2001, property, plant and equipment were stated net of accumulated depreciation of (pound)246 million and (pound)234 million, respectively.

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

      Concentration of Credit Risk - TXU Europe had no exposure to any one customer that represented greater than 5% of the gross fair value of TXU Europe's trade accounts receivable, energy trading assets and derivative assets at March 31, 2002. The largest share of the assets subject to credit risk are accounts receivable from the millions of

                               TXU EUROPE LIMITED
                          Notes to Financial Statements

residential and commercial customers associated with the retail sale of electricity and gas. The risk of material loss from non-performance by these customers is not considered likely. Reserves for uncollectible accounts receivable are provided for the potential loss from non-payment by these customers based on historical experience. The remaining trade accounts receivable are with large commercial and industrial customers. TXU Europe's energy trading portfolio is diversified across major energy companies and financial institutions. At March 31, 2002, (pound)444 million or 95% of the credit risk amounts are associated with energy trading counterparties that are considered to be investment grade. The amount of non-trading credit risk associated with other large commercial and industrial customers was (pound)279 million at March 31, 2002. The risk of non-performance by these customers is not considered likely. Credit risk with counterparties that have no external ratings is subject to internal review and due diligence to ensure that appropriate credit support arrangements are in place. TXU Europe monitors and reports exposures against limits daily and provides weekly and monthly reports to its regional Credit Risk Committee and TXU Corp.'s global risk monitoring committees.

      Accounting for Derivatives and Hedging Activities - Essentially all of the terms of TXU Europe's derivatives, that have been designated as accounting hedges, match the terms of the underlying hedged items. TXU Europe experienced hedge ineffectiveness of less than (pound)1 million for the three months ended March 31, 2002. This amount was reported in interest expense and represented the total ineffectiveness of all cash-flow hedges.

      As of March 31, 2002, it is expected that (pound)6 million of net losses (before tax) accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

      Supplemental Non-cash Information - In connection with the sale of the Networks business, the buyer, LE Group, assumed (pound)750 million principal amount of debt (see Note 3).

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholder of TXU Europe Limited and
Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Europe Limited and subsidiaries (TXU Europe) as of March 31, 2002, and the related condensed statements of consolidated income, comprehensive income and cash flows for the three-months ended March 31, 2002 and 2001. These financial statements are the responsibility of TXU Europe's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Europe as of December 31, 2001, and the related consolidated statements of income, comprehensive income, cash flows and shareholder's equity for the year then ended (not presented herein); and in our report dated January 31, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As disclosed in Note 2 to the Notes to Financial Statements TXU Europe Limited changed its method of accounting for goodwill amortization in 2002 in connection with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

DELOITTE & TOUCHE
London, England
April 23, 2002

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

      TXU Europe is managed as a single, integrated energy business; consequently, there are no reportable business segments.

      The energy business manages the energy value chain from fuel through to the retail customer. It does this through an integrated portfolio of contracts and physical gas and generation assets and by serving a substantial retail customer base. Its contracts include those with sources for supplying the retail customers with electricity and gas as well as contracts with third party energy retailers, traders and wholesalers.

      On January 18, 2002, TXU Europe completed the sale of its UK distribution business (Eastern Electricity Limited), and its 50 percent interest in 24seven Utility Services Limited (24seven) to London Electricity Group plc (LE Group). These operations have been accounted for as discontinued operations in all periods presented in the financial statements and related footnotes. For more information on the disposal, see Note 3 to financial statements included in this Form 10-Q.

      On March 1, 2002, TXU Europe acquired the UK retail and trading business of Amerada Hess (Amerada) in a transaction that brought over 400,000 domestic energy and telecommunication accounts to TXU Europe. The (pound)117 million acquisition also includes a 63 billion cubic feet (Bcf) commercial and industrial gas supply operation in the UK as well as wholesale gas marketing operations. The acquisition underlines TXU Europe's commitment to growing its retail business in the UK. The preliminary estimate of goodwill associated with the acquisition is (pound)53 million. This amount is subject to further revision as additional information on the fair value of assets acquired and liabilities assumed becomes available. The results of operations of Amerada are reflected in the consolidated financial statements from the March 1, 2002 acquisition date. Pro forma information for the three months ended March 31, 2002 and 2001, reflecting the acquisition of Amerada, would not be significantly different from reported amounts.

      On May 2, 2002, TXU Europe was confirmed as the preferred bidder for the purchase of a majority interest in Braunschweiger Versorgungs (BVAG), an electricity, gas, heating and water supplier for 210,000 domestic, commercial and industrial customers in the city of Braunschweig, Germany. BVAG is a wholly-owned subsidiary of Stadtwerke Braunschweig. TXU Europe bid for 74.9% of BVAG; Stadtwerke Braunschweig will retain the remaining 25.1%. The acquisition is subject to the approval of the Town Council of Braunschweig.

RESULTS OF OPERATIONS

      Results for the three-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU Europe have occurred subsequent to year-end other than as disclosed herein. The results of operations of TXU Europe have been restated to reflect the disposition of the Networks business separately as a discontinued operation in the condensed consolidated financial statements. (See Note 3 to Financial Statements.)

                               TXU EUROPE LIMITED
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to 2001

      Operating revenues increased by (pound)481 million to (pound)2.8 billion in the first quarter of 2002. Increased trading activity in continental Europe contributed (pound)270 million of the increase and the acquisition of Amerada during the first quarter of 2002 contributed (pound)120 million of the increase in revenues over last year. Additionally, trading activity in the UK increased partially as a result of the implementation in March 2001 of the New Electricity Trading Arrangements (NETA), which eliminated the Pool system and allows contracts to be made directly between counterparties. Physical sales of power and gas are recorded gross in revenues. Physical purchases of power and gas are recorded in energy purchased for resale, while financial contracts are recorded net in revenues. Physical wholesale energy sales in the first quarter of 2002 increased 41% over the first quarter of last year.

      Gross margin, which is revenues less energy purchased for resale and fuel consumed, decreased (pound)133 million to (pound)174 million compared to last year. This decrease in gross margin arose almost exclusively from UK operations. The margin decline in the UK is largely a result of the decline in wholesale electricity and gas prices. Average wholesale prices for electricity and gas declined 15% and 32%, respectively, during the first quarter of 2002 as compared with last year. The mild weather in the UK during the first quarter of 2002 resulted in little or no price volatility. The decline in prices has resulted in a sharp decrease in profits, and in the net value of assets and liabilities marked-to-market. The net effect of mark-to-market accounting in the first quarter of 2002 was a decrease in income of (pound)16 million compared with an increase of (pound)21 million in the first quarter of 2001. This (pound)37 million impact reflects the downward price trend.

      Price declines have also contributed to a reduction in generation output and income from the generation portfolio. In the first quarter of 2001, 7,200 gigawatt-hours (GWh) were generated, compared to only 2,900 GWh in the first quarter of 2002. This reflects TXU Europe's capacity reduction, which is the result of plant disposals and the idling of units, as well as the low prices apparent in the market which affects the operating regime of generating plants such as TXU Europe's in the UK. Partially offsetting margin decline was an improvement of (pound)11 million in continental Europe. Other factors affecting gross margin have been the loss of ex-franchise customers, replaced with customers outside of TXU Europe's ex-franchise area, but who contribute lower margins. The acquisition of Amerada on March 1, 2002 and the idling of plants to reduce operating costs were actions intended to address these pressures. The number of UK retail electricity customers declined 7%, as of March 31, 2002 compared with the same period last year, while the number of UK retail gas customers increased by 34% (largely as a result of the Amerada acquisition). The number of retail gas customers in Germany showed a slight increase compared with the first quarter of 2001, while retail electricity customers more than doubled as a consequence of the Ares acquisition in May of 2001.

      Operation and maintenance expense increased (pound)11 million over the same period last year, primarily reflecting the impact of acquisitions offset by cost reductions resulting from the disposal and idling of generating plants. Other operating expenses declined by (pound)51 million, primarily as a result of the discontinuance of goodwill amortization in 2002.

      Interest expense, net of interest income, declined (pound)31 million compared to the first quarter of 2001. This is due to the significant reduction in debt of (pound)2.3 billion following the disposition of assets in late 2001 and the sale of the Networks business in early 2002, including the (pound)750 million term loan, (pound)845 million related to capital leases and (pound)737 million of short-term debt.

      Income tax for TXU Europe resulted in a benefit of (pound)4 million in 2002 compared with expense of (pound)26 million in 2001. The effective tax rate comparison to the prior period was affected by the amortization of goodwill, which was discontinued January 1, 2002, and the considerable reduction in non-deductible lease expense, as a consequence of the power station disposals.

                               TXU EUROPE LIMITED
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

      Discontinued Operations - Operating revenues for the first quarter of 2001 were (pound)89 million. Net income from operations of this discontinued business, was (pound) 24 million. The (pound)7 million of income for the period from January 1, 2002 through the final completion date of January 18, 2002 was recorded in December 2001.

                               TXU EUROPE LIMITED
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OPERATING STATISTICS

                                                         ---------------------------------
                                                                    Three Months Ended
                                                         ---------------------------------
                                                                        March 31,
                                                         ---------------------------------

                                                                2002              2001
                                                         ----------------  ---------------
SALES VOLUMES
       Electricity (GWh):
         Industrial and commercial                               8,004             6,324
         Residential                                             7,024             6,859
                                                         ----------------  ---------------
                  Total electricity                             15,028            13,183
                                                         ================  ===============
       Gas (billion cubic feet) - (Bcf):
         Industrial and commercial                                  24                23
         Residential                                                38                41
                                                         ----------------  ---------------
                  Total gas                                         62                64
                                                         ================  ===============

       Physical wholesale energy sales:
         Electricity (GWh)                                      37,039            18,877
                                                         ================  ===============
         Gas (Bcf)                                                 476               391
                                                         ================  ===============

OPERATING REVENUES ((pound) millions)
       Electric:
         Industrial and commercial                                 293               242
         Residential                                               394               405
                                                         ----------------  ---------------
                  Total electric operating revenues                687               647
                                                         ----------------  ---------------

       Gas:
         Industrial and commercial                                  75                62
         Residential                                               143               124
                                                         ----------------  ---------------
                  Total gas operating revenues                     218               186
                                                         ----------------  ---------------

       Physical wholesale energy sales (electric and
gas)                                                             1,707             1,207

       Other                                                       140               231
                                                         ----------------  ---------------
                  Total operating revenues                       2,752             2,271
                                                         ================  ===============

TRADED VOLUMES
         Electricity (GWh)                                     214,996           326,452
                                                         ================  ===============
         Gas (Bcf)                                               1,101             1,380
                                                         ================  ===============

-------------------------------------------------------------------------------------------

RETAIL CUSTOMERS (end of period & in thousands)
       Electricity (retail)                                  4,379                 4,484
       Gas                                                   1,615                 1,224

                               TXU EUROPE LIMITED
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Energy Trading Activities

      The table below summarizes the changes in energy trading assets and liabilities for the quarter ended March 31, 2002. The net change, excluding "other activity" as described below, of (pound)16 million represents the effect of mark-to-market accounting on earnings for 2002 (in (pound) millions).

Balance of net trading assets/(liabilities) at December 31, 2001 .....           (pound) (74)

Settlements of positions included in the opening balance (1) .........                   (21)

Unrealized mark-to-market valuations of positions held at quarter-end                      5

Other activity (2)....................................................                     19
                                                                                 -------------

Balance of net trading assets/(liabilities) at March 31, 2002 ........           (pound) (71)
                                                                                 =============

(1) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of December 31, 2001.

(2) Includes initial values of positions assumed in acquisitions or involving the receipt or payment of cash, such as option premiums, and amortization of such positions originating in prior periods. This activity has no effect on unrealized mark-to-market valuations.

      The above table includes all commodity contracts that are marked to market, for both trading and non-trading purposes.

      Of the net trading asset/liability balance above at March 31, 2002, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is (pound)65 million. The remainder ((pound)136 million) of the March 31, 2002 balance consists of the initial values, net of amortization, of positions assumed in acquisitions or involving the receipt or payment of cash, including option premiums. During the quarter, certain contracts previously accounted for on a mark-to-market basis were designated normal purchase contracts according to the exception available within SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This had no effect on net income or net assets, but will result in (pound)11 million of unrealized mark-to-market net gains, included in the closing balance shown in the table above, being amortized over the remaining life of the contracts rather than subject to future mark-to-market valuations. The following table presents the unrealized mark-to-market balance at March 31, 2002 scheduled by contractual settlement dates of the underlying positions (in millions).

                                     Maturity dates of unrealized mark-to-market balance at March 31, 2002
                                 --------------------------------------------------------------------------
                                    Maturity                                      Maturity in
                                    less than     Maturity of     Maturity of      Excess of
                                     1 year       1-3 years       4-5 years        5 years         Total
------------------------------   -------------  -------------  -------------  -------------   -------------
Pricing method:
   Prices actively quoted.......            30           (13)             -              -              17
   Prices provided by other
   external.....................            13            (4)             -              -               9
     sources....................
   Prices based on models.......            16            21              5             (3)             39
                                 -------------  -------------  -------------  -------------   -------------
Total                                       59             4              5             (3)             65
                                 =============  =============  =============  =============   =============

Percentage of total                        91%            6%             8%             -5%         100.0%

      As the above table indicates, 97% of the unrealized mark-to-market valuations at March 31, 2002 mature within three years. This is reflective of the terms of the positions and the conservative methodologies employed in valuing positions in periods of decreased market liquidity and visibility. The "prices actively quoted" category reflects exchange traded contracts with active quotes available through 2011. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter (OTC) broker

                               TXU EUROPE LIMITED
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

quotes are available. The "prices based on models" category contains the value of all non-exchange traded options, valued using an industry accepted option pricing model. In addition, this category contains other contractual arrangements, which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled by TXU Europe as simple forward contracts and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

Regulatory Issues

      Although the electricity and gas markets in the UK are now fully open to competition, there were certain price restrictions on rates that could be charged and other price restrictions for electricity supply businesses. These restrictions, which affected TXU Europe Group's electricity supply business, were removed in April 2002. TXU Europe Group's natural gas supply business is not subject to price regulation.

Credit Risk - See Note 8 to Financial Statements for information on Credit Risk.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31,
2001

      For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Europe's 2001 Annual Report on Form 10-K (2001 10-K). No significant changes or events which might affect the financial condition of TXU Europe have occurred subsequent to year-end other than as disclosed herein.

      Cash used in operating activities was (pound)208 million for the three months ended March 31, 2002 compared to cash provided of (pound)28 million for the same period in 2001. The decline in cash flow from operating activities is attributable to lower cash operating profits from continuing operations together with the end of operating cash contributions from the discontinued operations. The first quarter of 2001 includes cash contributions of (pound)10 million (after payment of (pound)64 million in annual interest charges associated with Networks business debt) from the discontinued Networks business, compared with (pound)23 million of cash used by the Networks business during 2002, prior to disposition. Declining wholesale prices in the UK adversely affected cash flows from operations by precipitating the closing of unfavorable trading positions. Other timing factors also contributed to the decline in cash from operating activities.

      Investing activities provided (pound)530 million to cash flows in the first quarter of 2002 compared to using (pound)102 million of cash in the same period last year. The cash provided in 2002 was primarily from the proceeds from the sale of the Networks business. Capital expenditures declined (pound)16 million compared to 2001. (pound)117 million of cash was used to acquire Amerada in the first quarter of 2002 compared to (pound)145 million used in the first quarter of 2001 to acquire Stadtwerke Kiel AG in Germany. The first quarter of 2002 also includes proceeds of (pound)133 million received from the sale of Rugeley generating station in 2001.

      Cash used in financing activities for the three months ended March 31, 2002 was (pound)630 million compared to (pound)364 million in the first quarter of 2001. In the first quarter of 2002, cash was used primarily to reduce debt by (pound)841 million. This was offset by cash provided from (pound)120 million of long-term debt issued under Tranche A of the Revolving Credit Facilities Agreement and (pound)100 million of equity sold during the quarter from the issuance of stock. Cash used in the first quarter of 2001 reflects debt repayment of (pound)399 million, offset by cash received of (pound)40 million from debt issued.

                               TXU EUROPE LIMITED
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Financing Arrangements

      See Notes 4 and 5 to Financial Statements for more information concerning available sources of short-term and long-term financing.

      Lines of credit - TXU Europe has a (Euro) 2.0 billion Euro Medium Term Note (EMTN) program, under which TXU Europe may from time to time issue notes in various currencies. As of March 31, 2002, a financing subsidiary of TXU Europe has (pound)301 million of 35 Put 5 Resettable Notes due 2035 (Resettable Notes) outstanding under the EMTN program. The interest rate on the Resettable Notes is 7.79% per annum as of March 31, 2002. The issuer of the Resettable Notes has a call option to repurchase the Resettable Notes at par on November 30, 2005. This call option has been assigned to commercial banks for a consideration of approximately (pound)5 million per annum for five years. The Resettable Notes also include a put option that is exercisable at November 30, 2005 by the holder and a reset feature that permits the holder to remarket the Resettable Notes at a different interest rate if the put is not exercised. On the reset date, the new interest rate will be 6.25% per annum, plus a margin, in accordance with the terms of the Resettable Notes for the next 30 years.

      As of March 31, 2002, there was (pound)275 million in 7.25% Sterling Eurobonds due March 8, 2030 also outstanding under the EMTN program. TXU Europe has granted to the holders of the 7.25% Sterling Eurobonds due 2030 an optional put in 2015 in exchange for a waiver of a provision that could have inhibited the disposition of the Networks business. A similar provision in the Resettable Notes has been waived for a fee without any further changes to the terms of the Resettable Notes.

      Revolving Credit Facilities Agreement - The disposition of the Networks business necessitated the termination of the old Sterling Credit Agreement, with all borrowings repaid along with associated interest. The Revolving Credit Facilities Agreement immediately replaced the old senior debt facility. This agreement is dated November 19, 2001. There are three tranches in this facility. Tranche A is a multi-currency, (pound)800 million five-year revolver that can include long-term drawings. Tranche A was originally set at (pound)900 million. Tranche B was a short-term (pound)230 million standby facility that was never drawn upon and was cancelled. Tranche C was a short-term (pound)600 million bridge facility. This facility was repaid upon receipt of proceeds from the Networks disposal in January 2002 and cancelled upon receipt of all bond waivers on February 26, 2002. As of March 31, 2002, the outstanding borrowings under this facility and the associated interest rates are as follows: Tranche A -
(Euro) 564 million ((pound)351 million) at 3.96% per annum, 700 million Norwegian kroner (NOK) ((pound)55 million) at 7.21% per annum, and (pound)120 million at 4.69%, all classified as long-term debt. On April 15, 2002, (pound)70 million of the (pound)120 million Tranche A drawing was repaid.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by TXU Europe contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Europe believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2001 10-K as well as general economic and business conditions in the UK and in the service area for Eastern Electricity, which has been opened to competition; unanticipated changes in interest rates, in rates of inflation, or in foreign exchange rates; prevailing governmental, statutory, regulatory or administrative policies and initiatives affecting TXU Europe, its subsidiaries or the UK or European electric and gas utility industries; general industry trends; regulation issues; power costs and availability; changes in business strategy, development plans or vendor

                               TXU EUROPE LIMITED
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demands, among others, that could cause the actual results of TXU Europe to differ materially from those projected in such forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required hereunder is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2001 Form 10-K and is therefore not presented herein.

                          PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits filed as a part of Part II are:

   (b)    Reports on Form 8-K filed since December 31, 2001, are as follows:

             Date of Report            Item Reported
             --------------            -------------

             January 31, 2002          Item   2.   Disposition of Assets

                                       Item   7.   Financial Statements, Pro
                                                   Forma Financial Information
                                                   and Exhibits.

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

Date:  May 14, 2002