Form 10-Q
period 2002-06-30
TXU EUROPE LTD
filed 2002-08-14
CIK 1088691

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

 Yes   X        No
    --------      ----------


Common Stock outstanding at August 13, 2002 - 2,455,705,299 shares, at US$1 par value, 351,180,000 shares, at (pound)1 par value and 100 deferred shares, at (pound)1 par value.

================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                           PAGE
                                                                         ----
         Item 1. Financial Statements

                 Condensed Statements of Consolidated Income -
                 Three and Six Months Ended June 30, 2002 and 2001 ........    2

                 Condensed Statements of Consolidated Comprehensive Income -
                 Three and Six Months Ended June 30, 2002 and 2001 ........    3

                 Condensed Statements of Consolidated Cash Flows -
                 Six Months Ended June 30, 2002 and 2001 ..................    4

                 Condensed Consolidated Balance Sheets -
                 June 30, 2002 and December 31, 2001 ......................    5

                 Notes to Financial Statements ............................    6

                 Independent Accountants' Report ..........................   14


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ......................   15

         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk ........................................   23

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings ........................................   24

         Item 2. Changes in Securities and Use of Proceeds ................   24

         Item 6. Exhibits and Reports on Form 8-K .........................   24

SIGNATURES ................................................................   25

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       TXU EUROPE LIMITED AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                                 ------------------------       ---------------------
                                                                   2002           2001          2002          2001
                                                                 -------          -------       -------       -------
                                                                                    ((pound) million)

Operating Revenues                                                 2,170            1,869         4,922         4,140
                                                                 -------          -------       -------       -------
Operating Expenses
     Energy purchased for resale, fuel consumed and
       delivery costs ........................................     1,956            1,602         4,534         3,566
     Operation and maintenance ...............................       131              135           257           249
     Depreciation and amortization ...........................        16               31            32            67
     Goodwill amortization ...................................         -               31             -            62
                                                                 -------          -------       -------       -------

    Total operating expenses .................................     2,103            1,799         4,823         3,944
                                                                 -------          -------       -------       -------
Operating Income .............................................        67               70            99           196

Other Income (Note 8) ........................................         2               54            10            63
Other Deductions (Note 8) ....................................         1                -             3             2

Interest Income ..............................................         3               13             7            25

Interest Expense .............................................        55               82           107           173
                                                                 -------          -------       -------       -------

Income From Continuing Operations Before Income Taxes,
  Discontinued Operations, Distributions and
   Minority Interest .........................................        16               55             6           109
Income Tax Expense ...........................................         5               27             2            53
                                                                 -------          -------       -------       -------

Income From Continuing Operations Before Discontinued
  Operations, Distributions and Minority Interest ............        11               28             4            56

Discontinued Operations - Net of Taxes (Note 3) ..............         -               20             -            44

Distributions on Preferred Securities of Subsidiary                                                  (3)           (5)
  Perpetual Trust ............................................        (1)              (2)

Affiliate Interest in Subsidiary .............................        (1)              (2)            1            (4)

Minority Interest ............................................        (3)              (2)           (9)           (8)
                                                                 -------          -------       -------       -------

Net Income (Loss) ............................................         6               42            (7)           83
                                                                 =======          =======       =======       =======

See Notes to Financial Statements.

                       TXU EUROPE LIMITED AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                    Three Months Ended            Six Months Ended
                                                                          June 30,                    June 30,
                                                                 ------------------------       ---------------------
                                                                  2002             2001          2002          2001
                                                                 -------          -------       -------       -------
                                                                                  ((pound) million)

Net Income (Loss) ...........................................          6               42            (7)           83
                                                                 -------          -------       -------       -------
Other Comprehensive Income (Loss)
  Net change during period, net of tax effects:
    Investments classified as available for sale:
      Unrealized holding gains (net of taxes of(pound)16) ...          -                -             -            38
      Reclassification of net gain realized on sale of
         investment in Hidrocantabrico to other income (net
         of taxes of(pound)15) ..............................          -              (35)            -           (35)
    Cumulative currency translation adjustment ..............         (5)              (4)           (9)           (3)

    Cash flow hedges:
      Cumulative transition adjustment as of January 1,
         2001 (net of taxes of(pound)31) ....................          -                -             -           (72)
      Discontinued cash flow hedges (net of taxes of(pound)
        .3, (pound)3,(pound).3,(pound)3) ....................          1                7             1             7
      Net change in fair value of derivatives  (net of
         taxes of(pound)23,(pound)1,(pound)12,(pound)8) .....        (53)              (3)          (27)          (18)
      Amount reclassified or realized in earnings
         during the period (net of taxes of(pound)25,
         (pound)13, (pound)18,(pound)15) ....................         60               30            41            36
                                                                 -------          -------       -------       -------


      Total .................................................          3               (5)            6           (47)
                                                                 -------          -------       -------       -------

Comprehensive Income (Loss) .................................          9               37            (1)           36
                                                                 =======          =======       =======       =======


See Notes to Financial Statements.

                       TXU EUROPE LIMITED AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                          ---------------------
                                                                            2002          2001
                                                                          -------       -------
                                                                             ((pound) million)

Cash Flows - Operating Activities

     Net (loss) income ...............................................         (7)           83
     Adjustments to reconcile net income to cash provided by
       operating activities:
         Gain on sale of assets ......................................          -           (59)
         Depreciation and amortization ...............................         34           147
         Deferred income taxes (benefit) .............................         (6)           60
         Net effect of unrealized mark-to-market valuations ..........         (4)          (58)
         Changes in operating assets and liabilities .................       (215)         (128)
         Other .......................................................        (11)           22
                                                                          -------       -------
             Cash (used in) provided by operating activities .........       (209)           67
                                                                          -------       -------

Cash Flows - Investing Activities
         Proceeds from sale of Networks business .....................        509             -
         Capital expenditures ........................................        (49)         (108)
         Acquisition of businesses ...................................       (119)         (150)
         Proceeds from sale of assets and other investments ..........        124           432
         Proceeds from swap terminations .............................         47             -
         Other investments ...........................................        (30)          (42)
                                                                          -------       -------
             Cash provided by investing activities ...................        482           132
                                                                          -------       -------
Cash Flows - Financing Activities
     Net borrowings under the:
         Revolving Credit Facilities Agreement - Tranche A ...........        421             -
         Sterling credit facility - Tranche B ........................          -            84
         Other long-term debt ........................................          3            23
     Issuance of capital stock .......................................        351             -
     Retirements of:
         Revolving Credit Facilities Agreement - Tranche A ...........       (195)            -
         Sterling credit facility - Tranche B ........................          -           (87)
         Other long-term debt ........................................       (293)         (388)
     Change in notes payable - banks and other short-term loans ......       (755)         (298)
     Debt discount and financing expenses ............................          -            (1)
     Change in affiliate interest in subsidiary ......................         39             -
     Amounts distributed to minority interests .......................          -            (3)
     Distributions on preferred securities of subsidiary perpetual
       trust .........................................................         (3)           (3)
                                                                          -------       -------
             Cash used in financing activities .......................       (432)         (673)
                                                                          -------       -------
Effect of Exchange Rates on Cash and Cash Equivalents ................          1            (1)
                                                                          -------       -------
Net Change in Cash and Cash Equivalents ..............................       (158)         (475)
Cash and Cash Equivalents - Beginning Balance ........................        651           663
                                                                          -------       -------
Cash and Cash Equivalents - Ending Balance ...........................        493           188
                                                                          =======       =======


See Notes to Financial Statements.

                       TXU EUROPE LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             June 30,
                                                                               2002            December 31,
                                                                        ------------------  -------------------
                                                                            (Unaudited)            2001
                                                                       ------------------  -------------------
                                                                                     ((pound) million)

ASSETS

Current Assets

     Cash and cash equivalents .................................                 493                 651
     Accounts receivable .......................................                 939                 946
     Inventories - at average cost .............................                  71                  62
     Commodity contract assets .................................                 460                 573
     Prepayments and other current assets ......................                 153                 267
                                                                        ------------------  -------------------
         Total current assets ..................................               2,116               2,499
                                                                        ------------------  -------------------
Investments
     Restricted cash ...........................................                 342                 358
     Other .....................................................                 457                 394
                                                                        ------------------  -------------------
         Total investments .....................................                 799                 752
                                                                        ------------------  -------------------
Property, plant and equipment - net ............................                 805                 774
Goodwill .......................................................               3,744               3,697
Net assets of discontinued operation (Note 3) ..................                   -               1,579
Commodity contract assets ......................................                 207                 170
Deferred debits and other assets ...............................                 641                 687
                                                                        ------------------  -------------------

             Total .............................................               8,312              10,158
                                                                        ==================  ===================
LIABILITIES AND CAPITALIZATION

Current Liabilities

     Notes payable - banks .....................................                  65                 793
     Long-term debt due currently ..............................                  17                 274
     Short-term loans on accounts receivable ...................                  95                 108
     Accounts payable:
       Trade ...................................................                 860               1,026
       Affiliates ..............................................                  60                  55
     Commodity contract liabilities ............................                 469                 634
     Interest and taxes accrued ................................                  62                  78
     Other current liabilities .................................                 192                 142
                                                                        ------------------  -------------------
       Total current liabilities ...............................               1,820               3,110
                                                                        ------------------  -------------------
Accumulated deferred income taxes ..............................                  53                  64
Provision for unfavorable contracts ............................                 402                 431
Commodity contract liabilities .................................                 222                 183
Net liabilities of discontinued operation (Note 3) .............                   -               1,168
Other deferred credits and noncurrent liabilities ..............                 268                 245
Long-term debt, less amounts due currently .....................               2,989               2,794
Preferred securities of subsidiary perpetual trust . ...........                  95                  95
Affiliate interest in subsidiary ...............................                 246                 208
Minority interest ..............................................                  99                  92
Commitments and contingencies (Note 7)
Shareholder's equity (Note 6) ..................................               2,118               1,768
                                                                        ------------------  -------------------

             Total .............................................               8,312              10,158
                                                                        ==================  ===================

See Notes to Financial Statements.

                               TXU EUROPE LIMITED
                          Notes to Financial Statements


1.   BUSINESS, ACQUISITIONS AND DISPOSITIONS

     TXU Europe Limited (TXU Europe) is an indirect, wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a global energy services holding company that engages in electricity generation, wholesale energy trading and risk management, retail energy sales, energy delivery, other energy-related services and, through a joint venture, telecommunications services. TXU Europe is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations. Almost all of TXU Europe's operating income is derived from, and consolidated assets are held by, TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries.

     TXU Europe is managed as a single, integrated energy business; consequently, there are no reportable business segments.

     In January 2002, TXU Europe completed the sale of its UK distribution business (Eastern Electricity Limited), and its 50 percent interest in 24seven Utility Services Limited (24seven) (together, the "Networks business") to London Electricity Group plc (LE Group). These operations have been accounted for as discontinued operations in all periods presented in the financial statements and related footnotes. See Note 3 to these Financial Statements.

     In March 2002, TXU Europe acquired the UK retail and trading business of Amerada Hess (Amerada) in a transaction that brought over 400,000 residential energy and telecommunications accounts to TXU Europe. The (pound)119 million acquisition, funded through an equity injection from TXU Corp., also included a 63 billion cubic feet (Bcf) commercial and industrial gas supply operation in the UK as well as wholesale gas marketing operations. The acquisition underlines TXU Europe's commitment to growing its retail business in the UK. The process of determining the fair value of assets and liabilities of Amerada continues but is expected to be completed within one year of the acquisition date. TXU Europe's preliminary valuation of goodwill and intangible assets is currently (pound)43 million and (pound)9 million, respectively. These valuations are subject to further revisions, as additional information on the fair value of assets acquired and liabilities assumed becomes available. The intangible assets will be amortized over five years. The results of operations of Amerada are reflected in the consolidated financial statements from the March 1, 2002 acquisition date. Pro forma information for the three months and six months ended June 30, 2002 and 2001, reflecting the acquisition of Amerada, would not be significantly different from reported amounts.

     On July 1, 2002, TXU Europe acquired, through its subsidiary TXU Europe Energy Trading Limited, a 74.9% ownership interest in Braunschweiger Versorgungs-Aktiengesellschaft (BVAG), a wholly-owned subsidiary of Stadtwerke Braunschweig GmbH (Stadtwerke Braunschweig), and three minority interest investments for (euro)434 million ((pound)280 million) in cash. BVAG is an electricity, gas, heating and water supplier for 210,000 residential, commercial and industrial customers in the German city of Braunschweig. Under terms of the acquisition agreement, Stadtwerke Braunschweig has the right until January 1, 2006 to sell its remaining 25.1% ownership interest in BVAG to TXU Europe for
(euro)129 million ((pound)83 million). In July 2002, TXU Europe sold one of the three minority interests acquired as part of the BVAG acquisition for (euro)28 million ((pound)18 million). BVAG reported revenues of (euro)279 million ((pound)170 million) for the fiscal year ended December 31, 2001, as reported under accounting principles generally accepted in Germany.

     On July 1, 2002, TXU Europe acquired Forbrukerkraft AS (Forbrukerkraft), a Norwegian retail electricity business based in Oslo for Norwegian kroner (NOK) 39 million ((pound)3 million). Forbrukerkraft has 43,000 customers and an annual demand of one terawatt hour.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The condensed consolidated financial statements of TXU Europe and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, except for the adoption of the Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets", discussed below, on the same basis as the audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K). In the opinion of TXU

                               TXU EUROPE LIMITED
                         Notes to Financial Statements


Europe's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the United States (US) Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications. Each separate legal entity within TXU Europe determines its own tax liability based upon the actual transactions within that legal entity.

     Unless otherwise indicated, all amounts in the financial statements and notes to financial statements are stated in millions of UK pounds sterling.

     Changes in Accounting Standards - SFAS No. 142 became effective for TXU Europe on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. The amortization of TXU Europe's existing goodwill (approximately (pound)123 million on an annualized basis) ceased effective January 1, 2002.

     In addition, SFAS No. 142 required completion of a transitional goodwill impairment test six months from the date of adoption. It established a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. TXU Europe has completed the transitional impairment test, the results of which indicated no impairment of goodwill.

     At June 30, 2002 and December 31, 2001, goodwill of (pound)3,744 million and (pound)3,697 million, respectively was stated net of accumulated amortization of (pound)338 million and (pound)364 million, respectively. Amortization of goodwill ceased January 1, 2002, as required by SFAS No. 142. A small amount of the existing balance may be subject to adjustment because of foreign exchange valuation. Net income for the three months and six months ended June 30, 2001 would have been (pound)73 million and (pound)145 million, respectively had the non-amortization provisions of SFAS No. 142 been applied in those periods.

     SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU Europe on January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset, and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures.

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

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued in April 2002 and will be effective for TXU Europe on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4 shall be reclassified if it does not meet the criteria of an extraordinary item as defined by Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions".

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued in June 2002

                               TXU EUROPE LIMITED
                         Notes to Financial Statements

and will be effective for TXU Europe on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value.

     In June 2002, the Emerging Issues Task Force (EITF) reached a consensus on certain aspects of Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities", regarding the presentation of trading activities in the statement of income. The new rules require all trading contracts, whether or not physically settled, to be recorded net upon settlement, rather than gross as a sale and cost of sale. TXU Europe has historically recorded financial contracts net, but has recorded those contracts that provide for physical delivery gross upon settlement. The change will be effective with third quarter 2002 reporting and requires reclassification of prior periods. TXU Europe has not yet determined the amount of the reclassifications; however, implementation of the new rules is expected to result in a significant reduction in TXU Europe's operating revenues and energy purchased for resale. The required reclassifications will have no impact on TXU Europe's previously reported gross margin, net income or cash provided by operating activities.

     For accounting standards not yet adopted or implemented, TXU Europe is evaluating the potential impact on its financial position and results of operations.

3.   DISCONTINUED OPERATIONS

     On January 18, 2002, TXU Europe completed the sale of its regulated Networks business to LE Group for (pound)1.3 billion, consisting of a cash payment of (pound)563 million and the assumption by LE Group of (pound)750 million aggregate principal amount of debt ((pound)350 million of 8.375% bonds due 2004, (pound)200 million of 8.5% bonds due 2025 and (pound)200 million of 8.75% bonds due 2012). TXU Europe recorded a one-time charge in December 2001 of (pound)87 million ((pound)61 million after tax) associated with the disposition, after the estimated costs to be incurred in closing out the business and swaps related to its debt and the allocation of goodwill in the amount of (pound)252 million. There was (pound)7 million of income for the period from January 1, 2002 through the final completion date of January 18, 2002, which was recorded in December 2001. The transaction resulted in approximately (pound)1.3 billion of debt reduction, consisting of (pound)750 million of debt assumed by LE Group and (pound)563 million of debt being repaid using the cash proceeds from the sale. In May 2002, the final analysis of working capital and fixed asset amounts was completed and TXU Europe returned (pound)39 million to LE Group, which had been included in the original sale calculation accounted for in December 2001. Further, during the first six months of 2002, (pound)15 million in final legal and advisory fees were paid. Neither of these payments, which had been accrued at December 31, 2001, affected the loss on the sale.

     As a result of the disposition of the Networks business, effective April 1, 2002, former TXU Europe employees who have been transferred to LE Group will no longer participate in TXU Europe's pension scheme. TXU Europe is in the process of determining the impact of these changes on its pension liability, which could affect other comprehensive income, and cash funding obligations, if any. This analysis is expected to be completed later this year.

                               TXU EUROPE LIMITED
                         Notes to Financial Statements


     The following is a summary of 2001 operating results for the discontinued Networks business:

                                                       Three Months  Six Months
                                                          Ended         Ended
                                                         June 30,      June 30,
                                                          2001          2001
                                                       ------------ -----------
                                                           ((pound) million)

Operating revenues ....................................        72         161
                                                          =======     =======
Operating income ......................................        44          97
Interest expense ......................................       (14)        (28)
Income tax expense ....................................        (8)        (20)
Affiliate interest in subsidiary ......................        (2)         (5)
                                                          -------     -------
  Income from operations of discontinued Networks
    business - net ....................................        20          44
                                                          =======     =======

     Summarized balance sheet information for the discontinued Networks business is as follows:

                                                        December 31,
                                                            2001
                                                      -----------------
                                                      ((pound) million)

Current assets ........................................        15
Property, plant and equipment .........................     1,335
Other non-current assets ..............................       265
                                                          -------
         Total assets .................................     1,615
                                                          -------

Current liabilities ...................................       196
Long-term liabilities .................................     1,008
                                                          -------
         Total liabilities ............................     1,204
                                                          -------

Net assets of discontinued Networks business ..........       411
                                                          =======



4.   SHORT-TERM FINANCING

     Short-term Facilities - TXU Europe has a Euro term loan facility with a commercial bank available only to fund its investment in Atro Oyj. At June 30, 2002, there was (euro)50 million ((pound)32 million) outstanding under this facility at an annual interest rate, based on Euribor, of 4.40%. As of June 30, 2002, total short-term borrowings aggregated (pound)65 million with a weighted average annual interest rate of 4.54%.

     Accounts Receivable Securitization - TXU Europe has facilities with Citibank N.A. whereby certain subsidiaries of TXU Europe may sell an undivided interest in up to (pound)300 million of electricity and gas receivables and borrow up to an aggregate of (pound)175 million, collateralized by future receivables,

                               TXU EUROPE LIMITED
                          Notes to Financial Statements


through a short-term note issue agreement. The program has an overall limit of (pound)300 million. As of June 30, 2002, TXU Europe had sold (pound)205 million face amount of receivables under the program. In addition, TXU Europe had borrowed (pound)95 million, collateralized by future receivables of that amount, which are reflected as notes payable on the balance sheet. For the six months ended June 30, 2002, debt securitization discounts, which are reflected in interest expense, were (pound)5 million and interest on the short-term loans was (pound)1 million. The short-term loans bear interest at an annual rate based on commercial paper rates plus a margin, which was 4.35% at June 30, 2002.

5.   LONG-TERM DEBT

     Euro Medium Term Note (EMTN) Program - TXU Europe has a (euro)2.0 billion EMTN program, under which TXU Europe may from time to time issue notes in various currencies. As of June 30, 2002, a total of (pound)576 million was outstanding under the program at an average rate of 7.53%. As of June 30, 2002, a financing subsidiary of TXU Europe has (pound)301 million of 35 Put 5 Resettable Notes due 2035 (Resettable Notes) outstanding under the EMTN program. The interest rate on the Resettable Notes is 7.79% per annum as of June 30, 2002. The issuer of the Resettable Notes has a call option to repurchase the Resettable Notes at par on November 30, 2005. This call option has been assigned to commercial banks for a consideration of approximately (pound)5 million per annum for five years. The Resettable Notes also include a put option that is exercisable at November 30, 2005 by the holder and a reset feature that permits the holder to remarket the Resettable Notes at a different interest rate if the put is not exercised. On the reset date, the new interest rate will be 6.25% per annum, plus a margin, in accordance with the terms of the Resettable Notes for the next 30 years.

     As of June 30, 2002, there was (pound)275 million in 7.25% Sterling Eurobonds due March 8, 2030 also outstanding under the EMTN program. TXU Europe has granted to the holders of the 7.25% Sterling Eurobonds due 2030 an optional put in 2015 in exchange for a waiver of a provision that could have inhibited the disposition of the Networks business. A similar provision in the Resettable Notes has been waived for a fee without any further changes to the terms of the Resettable Notes.

     Revolving Credit Facilities Agreement - The disposition of the Networks business necessitated the termination of the old Sterling Credit Agreement, with all borrowings repaid along with associated interest. The Revolving Credit Facilities Agreement dated November 19, 2001 immediately replaced the old senior debt facility. As of June 30, 2002 there is one available tranche in this facility. Tranche A is a multi-currency, (pound)800 million five-year revolving credit facility that can include long-term drawings. As of June 30, 2002, the outstanding borrowings under this facility and the associated interest rates are as follows: (euro)574 million ((pound)371 million) at 4.12% per annum, 700 million NOK ((pound)61 million) at 7.86% per annum, and (pound)220 million at 4.73%, all classified as long-term debt.

     Secured Debt - As of June 30, 2002, the secured long-term debt of TXU Europe consisted of (pound)119 million of notes that are secured by a lien on the Shotton Combined Heat and Power Plant and (pound)111 million of various other long-term debt secured by liens on other assets. TXU Europe's long-term debt obligations are not guaranteed or secured by affiliates. The credit facilities discussed above contain cross-default provisions, the triggering of which would cause the maturity of outstanding balances under the credit facilities and the notes to be accelerated.

     The terms of certain financing arrangements of TXU Europe contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of June 30, 2002, TXU Europe was in compliance with all such applicable covenants.

                               TXU EUROPE LIMITED
                          Notes to Financial Statements

6.   SHAREHOLDER'S EQUITY

     In March 2002, TXU Europe increased its authorized capital by an additional 199,999,900 ordinary shares of (pound)1 par, and subsequently issued at par 150,000,000 of these new ordinary shares to its immediate parent, a wholly-owned indirect subsidiary of TXU Corp. TXU Europe received (pound)100 million upon issuance, with the remaining (pound)50 million being received in June 2002.

     Also in June 2002, TXU Europe further increased its authorized capital by an additional 300,000,000 ordinary shares of (pound)1 par, and subsequently issued at par 201,180,000 of these new ordinary shares to its immediate parent, for (pound)201,180,000.

                                                                             June 30,
                                                                               2002             December 31,
                                                                            (Unaudited)            2001
                                                                        ------------------    ----------------
                                                                                    ((pound) million)

SHAREHOLDER'S EQUITY

  Common stock with US $1 par value:

     Authorized shares - 3,000,000,000 ordinary and 100 deferred
     Outstanding shares: 2002 and 2001 - 2,455,705,299
       ordinary and 100 deferred ....................................           1,467               1,467
  Common stock with(pound)1 par value:
     Authorized shares - 499,999,900 ordinary
     Outstanding shares: 2002 - 351,180,000 ordinary ................             351                   -
  Retained earnings .................................................             333                 340
  Accumulated other comprehensive loss ..............................             (33)                (39)
                                                                           ----------           ---------
         Total common stock equity ..................................           2,118               1,768
                                                                           ==========           =========

7.   CONTINGENCIES

     Legal Proceedings - On November 29, 2001, various subsidiaries of Enron Corporation (Enron) went into Administration (bankruptcy) in the UK. Prior to Enron's going into Administration, TXU Europe Energy Trading (TXUEET) had certain energy purchase and sales contracts with Enron, which had been entered into in the ordinary course of business. The terms of these contracts provided that they terminated automatically upon a party going into Administration. Also, on November 29, 2001 just prior to Enron going into Administration, TXUEET received a notice from Enron purporting to terminate these contracts for cause. TXUEET and the Administrator have had discussions regarding potential claims relating to contract termination; in February 2002 TXUEET applied to the High Court in London for permission to seek a judicial determination regarding contract termination and, in March 2002, Enron filed an action in the High Court relating to interpretation of certain other contractual provisions. For the more expeditious and economic resolution of the issue of the contract termination, TXUEET and Enron agreed in May 2002 to Enron initiating proceedings in the High Court to enable the parties to seek a judicial determination regarding contract termination, which action would supersede the previous actions. In June 2002, Enron initiated such action and asked for a declaration that Enron is entitled to payment of the net present value of the contracts or alternatively the market value of the contracts, both for undetermined amounts, or alternatively, relief from forfeiture of the contracts, for an undetermined amount, or in the further alternative, restitution or relief from forfeiture of (pound)55 million previously paid by Enron to TXUEET for value under the contracts. While the outcome of this matter cannot be predicted, TXUEET believes, consistent with the advice of external legal advisors in the UK, that the attempted termination of the contracts by Enron was without substance. Accordingly, TXUEET believes any related claims by Enron are without merit and intends to vigorously defend this suit.

                               TXU EUROPE LIMITED
                          Notes to Financial Statements


     General - TXU Europe and its subsidiaries are involved in various legal and administrative proceedings arising in the ordinary course of its business. TXU Europe believes that all such other lawsuits and resulting claims would not have a material effect on its financial position, results of operations or cash flows.

     Financial Guarantees - TXU Europe has guaranteed up to US$110 million ((pound)72 million) at June 30, 2002 of certain liabilities that may be incurred and payable by the purchasers of the US and Australian coal business and US energy marketing operations of TXU Europe's predecessor, which were sold in 1998 prior to acquisition of the predecessor by TXU Corp. These guarantees are with respect to the Peabody Holding Company Retirement Plan for Salaried Employees, the Powder River Coal UMWA Retirement Plan, subject to certain specified conditions.

8.   SUPPLEMENTARY FINANCIAL INFORMATION

     Accounts Receivable - At June 30, 2002 and December 31, 2001, accounts receivable were stated net of uncollectible accounts of (pound)54 million and (pound)41 million, respectively. At June 30, 2002 and December 31, 2001, accounts receivable included unbilled amounts of (pound)187 million and (pound)198 million, respectively. These amounts represent the value of electricity and gas consumed by customers between the date of their last meter reading and the period-end date.

     Property, Plant and Equipment - At June 30, 2002 and December 31, 2001, property, plant and equipment were stated net of accumulated depreciation of (pound)263 million and (pound)234 million, respectively.

     Other income and deductions - Consists of the following for the periods indicated:

                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                 ----------------------  --------------------------
                                                                    2002        2001         2002          2001
                                                                 ---------   ----------  -----------    -----------
                                                                                 ((pound) million)

 Other income
    Dividends from cost investments ............................        -           -           1             1
    Gain on sale of investments ................................        -          50           -            50
    Gain on the sale of businesses .............................        -           -           -             7
    Dividends from marketable securities .......................        -           -           -             2
    Foreign currency transaction gain ..........................        -           3           -             -
    Equity in earnings of unconsolidated subsidiaries and
        joint ventures .........................................        2           1           5             2
    Other miscellaneous ........................................        -           -           4             1
                                                                    -----       -----       -----         -----
        Total other income .....................................        2          54          10            63
                                                                    =====       =====       =====         =====


 Other deductions ..............................................        1           -           3             2
                                                                    =====       =====       =====         =====

     Derivatives and Hedges - Essentially all of the terms of TXU Europe's derivatives, that have been designated as accounting hedges, match the terms of the underlying hedged items. TXU Europe experienced hedge ineffectiveness of less than (pound)1 million for the six months ended June 30, 2002. This amount was reported in interest expense and represented the total ineffectiveness of all cash-flow hedges.

                               TXU EUROPE LIMITED
                          Notes to Financial Statements


     As of June 30, 2002, it is expected that (pound)3 million of net gains accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted amount incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholder of TXU Europe Limited and
Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Europe Limited and subsidiaries (TXU Europe) as of June 30, 2002, the related condensed statements of consolidated income and comprehensive income for the three month and six month periods ended June 30, 2002 and 2001 and the condensed statements of consolidated cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of TXU Europe's management.

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

As disclosed in Note 2 to the Notes to Financial Statements, TXU Europe Limited changed its method of accounting for goodwill amortization in 2002 in connection with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


DELOITTE & TOUCHE
London, England
August 13, 2002

                               TXU Europe Limited
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


BUSINESS, ACQUISITIONS AND DISPOSITIONS

     TXU Europe Limited (TXU Europe) is an indirect, wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a global energy services holding company that engages in electricity generation, wholesale energy trading and risk management, retail energy sales, energy delivery, other energy related services and, through a joint venture, telecommunications services. TXU Europe is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations. Almost all of TXU Europe's operating income is derived from, and consolidated assets are held by, TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries.

     TXU Europe is managed as a single, integrated energy business; consequently, there are no separate reportable business segments.

     TXU Europe manages the energy value chain from fuel through to the retail customer. It does this through an integrated portfolio of contracts and physical gas and generation assets, and by serving a substantial retail customer base. Its contracts include those with sources for supplying the retail customers with electricity and gas as well as contracts with third party energy retailers, traders and wholesalers.

     In January 2002, TXU Europe completed the sale of its UK distribution business (Eastern Electricity Limited), and its 50 percent interest in 24seven Utility Services Limited (24seven) to London Electricity Group plc (LE Group). See Note 3 to Financial Statements.

     In March 2002, TXU Europe acquired the UK retail and trading business of Amerada Hess (Amerada) in a transaction that brought over 400,000 residential energy and telecommunications accounts to TXU Europe. The (pound)119 million acquisition, funded through an equity injection from TXU Corp., also included a 63 billion cubic feet (Bcf) commercial and industrial gas supply operation in the UK as well as wholesale gas marketing operations. The acquisition underlines TXU Europe's commitment to growing its retail business in the UK. The process of determining the fair value of assets and liabilities of Amerada continues but is expected to be completed within one year of the acquisition date. TXU Europe's preliminary valuation of goodwill and intangible assets is currently (pound)43 million and (pound)9 million, respectively. These valuations are subject to further revisions, as additional information on the fair value of assets acquired and liabilities assumed becomes available. The intangible assets will be amortized over five years. The results of operations of Amerada are reflected in the consolidated financial statements from the March 1, 2002 acquisition date.

     On July 1, 2002, TXU Europe acquired, through its subsidiary TXU Europe Energy Trading Limited, a 74.9% ownership interest in Braunschweiger Versorgungs-Aktiengesellschaft (BVAG), a wholly-owned subsidiary of Stadtwerke Braunschweig GmbH (Stadtwerke Braunschweig), and three minority interest investments for (euro)434 million ((pound)280 million) in cash. BVAG is an electricity, gas, heating and water supplier for 210,000 residential, commercial and industrial customers in the German city of Braunschweig. Under terms of the acquisition agreement, Stadtwerke Braunschweig has the right until January 1, 2006, to sell its remaining 25.1% ownership interest in BVAG to TXU Europe for
(euro)129 million ((pound)83 million). In July 2002, TXU Europe sold one of the three minority interests acquired as part of the BVAG acquisition for (euro)28 million ((pound)18 million). BVAG reported revenues of (euro)279 million ((pound)170 million) for the fiscal year ended December 31, 2001, as reported under accounting principles generally accepted in Germany.

     On July 1, 2002, TXU Europe acquired Forbrukerkraft AS (Forbrukerkraft), a Norwegian retail electricity business based in Oslo for Norwegian kroner (NOK) 39 million ((pound)3 million). Forbrukerkraft has 43,000 customers and an annual demand of one terawatt hour.

                              TXU Europe Limited
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


RESULTS OF OPERATIONS

     Results for the three- and six-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU Europe have occurred subsequent to year-end other than as disclosed herein. The results of operations of TXU Europe for 2001 have been restated to reflect the disposition of the Networks business separately as a discontinued operation in the condensed consolidated financial statements. (See Note 3 to Financial Statements).

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Operating revenues increased by (pound)301 million, or 16% to (pound)2.2 billion in the second quarter of 2002. Increased trading activity in continental Europe contributed (pound)175 million of the increase. The acquisition of Amerada during the first quarter of 2002 contributed (pound)140 million of the increase in revenues over last year. Trading and wholesale energy sales in the second quarter of 2002 increased 13% over the second quarter of 2001.

     Gross margin, which is revenues less energy purchased for resale and fuel consumed and delivery costs, decreased (pound)53 million, or 20%, to (pound)214 million compared to 2001. This decrease in gross margin arose almost exclusively from UK operations. The margin decline in the UK is largely a result of the decline in wholesale electricity and gas prices and lack of price volatility that negatively impacted wholesale trading results. Average wholesale prices for electricity and gas declined 22% and 26%, respectively, during the second quarter of 2002 as compared with last year. The net effect of mark-to-market accounting in the second quarter of 2002 was an increase in income of (pound)20 million compared with an increase in income of (pound)37 million in the second quarter of 2001. In the second quarter of 2001, 5,964 gigawatt-hours (GWh) of electricity were generated, compared to only 1,760 GWh in the second quarter of 2002. This reflects TXU Europe's capacity reduction, resulting from plant disposals and the idling of units, a result of low wholesale prices in the market affecting generating operations. Lower wholesale pricing did not fully benefit retail results as a significant portion of TXU Europe's retail load is satisfied with long-term power purchase agreements with above-market pricing. TXU Europe continues to focus on reducing its UK generation and purchased power costs. In addition to plant sales and scaling back generation TXU Europe intends to restructure certain of its long-term power purchase agreements. While retail pricing exceeds costs under the power purchase agreements, continued weakness in wholesale pricing may intensify downward pressure on retail pricing. The effort to restructure long-term power purchase agreements, as discussed above, is intended to mitigate this pressure.

     Retail operations in the UK were adversely impacted by the effect of heightened competitive activity and resulting customer attrition. Other factors affecting gross margin have been the loss of ex-franchise customers, replaced with customers outside of TXU Europe's ex-franchise area, but who contribute lower margins. This erosion and change in customer mix had a (pound)20 million negative impact to gross margin. The acquisition of Amerada on March 1, 2002 (which brought over 40,000 residential energy and telecommunications customers to TXU Europe) and the idling of plants to reduce operating costs were two of several actions intended to address these pressures. Also included in gross margins are gains derived from the recently established UK renewable energy sector.

     Operation and maintenance expense decreased (pound)4 million over the same period last year, primarily reflecting the impact of acquisitions offset by cost reductions resulting from the disposal and idling of generating plants. Other operating expenses declined by (pound)46 million, primarily as a result of the discontinuance of goodwill amortization in 2002 and lower depreciation due to plant disposals.

     Other income decreased (pound)52 million to (pound)2 million in 2002. The decrease was due primarily to a gain of (pound)50 million in the 2001 period on the sale of an investment in a Spanish power company.

                              TXU Europe Limited
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     Interest expense, net of interest income, declined (pound)17 million compared to the second quarter of 2001. This is due to the significant reduction in debt (which includes capital leases) of (pound)2.3 billion following the disposition of assets in late 2001 and the sale of the Networks business in early 2002.

     The effective tax rate in 2002 was 31% compared with 49% for 2001, which was affected by the non-amortization of goodwill and the reduction in non-deductible lease expense, as a consequence of the power station disposals.

     Although current year improvement continues, net income for the second quarter of 2002 declined by (pound)36 million compared to the second quarter of 2001. The decline was driven primarily by lower gross margin and by the gain in 2001 from the sale of an investment in a Spanish power company.

     Discontinued Operations - Operating revenues of the discontinued business for the second quarter of 2001 were (pound)72 million. Net income from operations for the second quarter was (pound)20 million.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Operating revenues increased by (pound)782 million to (pound)4.9 billion in the first half of 2002. Increased trading activity in continental Europe contributed (pound)400 million of the increase and the acquisition of Amerada during the first half of 2002 contributed (pound)250 million of the increase in revenues over last year. Additionally, trading activity in the UK increased partially as a result of the implementation in March 2001 of the New Electricity Trading Arrangements (NETA), which eliminated the Pool system and allowed contracts to be made directly between counterparties. Physical purchases of power and gas are recorded in energy purchased for resale, while financial contracts are recorded net in revenues. Physical sales of power and gas are recorded gross in revenues. Wholesale energy sales in the first half of 2002 increased 28% over the first half of 2001.

     Gross margin decreased (pound)186 million, or 32%, to (pound)388 million compared to 2001. This decrease in gross margin arose almost exclusively from UK operations. The margin decline in the UK is largely a result of the decline in wholesale electricity and gas prices. Average wholesale prices for electricity and gas declined 13% and 11%, respectively, during the first six months of 2002 as compared with last year. The mild weather in the UK during the first half of 2002 resulted in little or no price volatility and depressed retail sales. The net effect of mark-to-market accounting in the first half of 2002 was an increase in income of (pound)4 million compared with an increase in income of (pound)57 million in the first half of 2001. In the first half of 2001, 13,011 gigawatt-hours (GWh) of electricity were generated, compared to only 4,511 GWh in the first half of 2002. This reflects TXU Europe's capacity reduction, resulting from plant disposals and the idling of units, as well as the low prices apparent in the market which affects the operations of generating plants such as TXU Europe's in the UK. Lower wholesale pricing did not fully benefit retail results as a significant portion of TXU Europe's retail load is satisfied with long-term power purchase agreements with above-market pricing. TXU Europe continues to focus on reducing its UK generation and purchased power costs. In addition to plant sales and scaling back generation, TXU Europe intends to restructure certain of its long-term power purchase agreements. While retail pricing exceeds costs under the power purchase agreements, continued weakness in wholesale pricing may intensify downward pressure on retail pricing. The effort to restructure long-term power purchase agreements, as discussed above, is intended to mitigate this pressure.

     Retail operations in the UK were adversely impacted by the effect of heightened competitive activity and resulting customer attrition. Other factors affecting gross margin have been the loss of ex-franchise customers, replaced with customers outside of TXU Europe's ex-franchise area, but who contribute lower margins. This erosion and change in customer mix had a (pound)38 million negative impact on gross margin. The acquisition of Amerada in March 2002 and the idling of plants to reduce operating costs were two of several actions intended to address these pressures. The number of UK retail electricity customers declined 6%, as of June 30, 2002 compared with the same period of 2001, while the number of UK retail gas customers increased by 33% (largely as a result of the Amerada

                              TXU Europe Limited
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


acquisition). The number of retail gas customers in Germany showed a slight increase compared with those in the first half of 2001, while retail electricity customers in Germany more than doubled as a consequence of the Ares acquisition in May of 2001. Also included in gross margins are gains derived from the recently established UK renewable energy sector. In addition, gross margin for the Nordic region decreased by (pound)9 million as compared to 2001 as a result of wholesale trading conditions. The first half of 2001 included a positive contribution from upstream gas assets, which were disposed of in 2001.

     Operation and maintenance expense increased (pound)8 million over the same period last year, primarily reflecting the impact of acquisitions, partially offset by cost reductions resulting from the disposal and idling of generating plants. Other operating expenses declined by (pound)97 million, primarily as a result of the discontinuance of goodwill amortization in 2002.

     Other income decreased (pound)53 million to (pound)10 million in 2002. The decrease was due primarily to a gain of (pound)50 million in the 2001 period on the sale of an investment in a Spanish power company.

     Interest expense, net of interest income, declined (pound)48 million compared to the first half of 2001. This is due to the significant reduction in debt (which includes capital leases) of (pound)2.3 billion following the disposition of assets in late 2001 and the sale of the Networks business in early 2002.

     The effective tax rate in 2002 was 33% compared with 49% for 2001, which was affected by the non-amortization of goodwill and the reduction in non-deductible lease expense, as a consequence of the power station disposals.

     Net income for the first six months of 2002 declined by (pound)90 million compared to the same period in 2001. The decline was driven primarily by lower gross margin and by the gain in 2001 from the sale of an investment in a Spanish power company.

     Discontinued Operations - Operating revenues for the first six months of 2001 for the discontinued business were (pound)161 million. Net income from operations for the first six months of 2001was (pound)44 million. The (pound)7 million of income for the period from January 1, 2002 through the final completion date of January 18, 2002, which was recorded in December 2001.

                               TXU Europe Limited
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

OPERATING STATISTICS
                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                            ----------------------------  ------------------------------
                                                                  2002           2001            2002            2001
                                                           --------------  -------------  --------------    -------------
    SALES VOLUMES
           Electricity (GWh):
             Industrial and commercial                               7,635          6,991          15,639          13,277
             Residential                                             4,133          4,513          11,157          11,117
                                                            --------------  -------------  --------------    ------------
                   Total electricity                                11,768         11,504          26,796          24,394
                                                            ==============  =============  ==============    ============


           Gas (billion cubic feet) - (Bcf):
             Industrial and commercial                                  19             12              43              35
             Residential                                                18             17              56              58
                                                            --------------  -------------  --------------    ------------
                   Total gas                                            37             29              99              93
                                                            ==============  =============  ==============    ============


           Wholesale energy sales (physically settled):
             Electricity (GWh)                                      29,792         24,607          66,831          43,484
                                                            ==============  =============  ==============   =============
             Gas (Bcf)                                                 560            348           1,037             738
                                                            ==============  =============  ==============   =============


    OPERATING REVENUES ((pound) millions)
           Electric:
             Industrial and commercial                                 223            220             517             461
             Residential                                               295            295             688             701
                                                            --------------  -------------  --------------    ------------
                     Total electric operating revenues                 518            515           1,205           1,162
                                                            --------------  -------------  --------------    ------------
           Gas:
             Industrial and commercial                                  54             34             129              96
             Residential                                                83             75             226             199
                                                            --------------  -------------  --------------    ------------
                    Total gas operating revenues                       137            109             355             295
                                                            --------------  -------------  --------------    ------------


           Wholesale energy sales
             Gas                                                       764            644           1,840           1,476
             Electric                                                  494            470           1,125             845
                                                            --------------  -------------  --------------    ------------
                    Total wholesale energy sales                     1,258          1,114           2,965           2,321
                                                            --------------  -------------  --------------    ------------


           Other                                                       257            131             397             362
                                                            --------------  -------------  --------------    ------------
                    Total operating revenues                         2,170          1,869           4,922           4,140
                                                            ==============  =============  ==============    ============

           Physical and financial energy trades:
             Electricity (GWh)                                     171,336        181,016         386,332         507,468
                                                             =============  =============   =============    ============
             Gas (Bcf)                                                 809          1,199           1,909           2,578
                                                             =============  =============   =============    ============

-------------------------------------------------------------------------------------------------------------------------
    RETAIL CUSTOMERS (end of period & in thousands)
           Electricity (retail)                                 4,419               4,477
           Gas                                                  1,677               1,276

                              TXU Europe Limited
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Commodity Contract and Mark-to-Market Activities

     The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2002. The net change, excluding "other activity" as described below, of (pound)4 million represents the effect of mark-to-market accounting on earnings for 2002 (in (pound) millions).

         Balance of net commodity contract assets/(liabilities) at December 31, 2001 .... (pound) (74)

         Settlements of positions included in the opening balance (1) ...................         (29)

         Unrealized mark-to-market valuations of positions held at quarter-end ..........          33

         Other activity (2) .............................................................          46
                                                                                          -----------

         Balance of net commodity contract assets/(liabilities) at June 30, 2002 ........ (pound) (24)
                                                                                          ===========

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

     Of the net commodity contract asset/liability balance above at June 30, 2002, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is (pound)63 million. The remainder ((pound)87 million) of the June 30, 2002 balance consists of the initial values, net of amortization, of positions assumed in acquisitions or involving the receipt or payment of cash. During the first quarter, certain contracts previously accounted for on a mark-to-market basis were designated normal purchase contracts according to the exception available within SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This had no effect on net income or net assets, but will result in (pound)11 million of unrealized mark-to-market net gains, included in the closing balance shown in the table above, being amortized over the remaining life of the contracts rather than subject to future mark-to-market valuations. The following table presents the unrealized mark-to-market balance at June 30, 2002 scheduled by contractual settlement dates of the underlying positions (in (pound) millions).

                                          Maturity dates of unrealized mark-to-market balance at June 30, 2002
                                      -----------------------------------------------------------------------------
                                          Maturity                                      Maturity in
                                            less        Maturity of     Maturity of      Excess of
                                           1 year        1-3 years       4-5 years        5 years         Total
                                      --------------  -------------  --------------  --------------  -------------
    Pricing method:
       Prices actively quoted .......             26            (13)              -               -             13
       Prices provided by other
         external sources ...........            (26)            (3)              -               -            (29)
       Prices based on models .......             25             33              20               1             79
                                      --------------  -------------  --------------   ------------- - ------------

    Total ...........................             25             17              20               1             63
                                      ==============  =============  ==============   =============  =============
     Percentage of total                          40%            27%             32%              1%           100%

      As the above table indicates, 67% of the unrealized mark-to-market valuations at June 30, 2002 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions in periods of decreased market liquidity and visibility. The "prices actively quoted" category reflects exchange traded contracts with active quotes available through 2011. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter
(OTC) broker quotes are available.

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

Regulatory Issues

     Although the electricity and gas markets in the UK have been fully open to competition for some years, there were certain price restrictions on rates that could be charged and other price restrictions for electricity supply businesses. These restrictions, which affected TXU Europe Group's electricity supply business, were removed in April 2002. TXU Europe Group's natural gas supply business is not subject to price regulation.

COMPREHENSIVE INCOME

     TXU Europe has historically used, and will continue to use, derivatives that are effective in offsetting future cash flow volatility in interest rates, currency exchange rates and energy commodity prices. The fair value of derivatives that are effective as cash flow hedges are recorded as derivative assets or liabilities with an offset in other comprehensive income. During the first six months of 2002, negative changes in the fair value of effective cash flow hedges were primarily driven by the strengthening of the British pound, which decreased the value of the hedges of US dollar denominated debt.

     The amounts included in other comprehensive income reflect the value of the cash flow hedges, based on current market conditions, to be used in the future to offset the impact on related payments of expected changes in prices. The effects of the hedges will be recorded in the statement of income as the related transactions are actually settled.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

     For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Europe's 2001 Annual Report on Form 10-K (2001 10-K). No significant changes or events which might affect the financial condition of TXU Europe have occurred subsequent to year-end other than as disclosed herein.

     Cash used in operating activities was (pound)209 million for the six months ended June 30, 2002 compared to cash provided of (pound)67 million for the same period in 2001. The decline in cash flow from operating activities is attributable to lower cash operating profits from continuing operations, together with the end of operating cash contributions from the discontinued operations. The first half of 2001 included net cash contributions of (pound)46 million from the discontinued Networks business, compared with (pound)23 million of cash used by the Networks business during 2002, prior to disposition. Cash flow from operating activities was further influenced by the timing of cash receipts and payments related to trading activity. Certain positive mark-to-market positions on some gas contracts, which would have been collected in 2002, were locked in and collected in 2001. Remaining decreases in cash flow from operations compared with 2001 resulted primarily from adverse movements in working capital (either from certain inflows of working capital in the first six months of 2001 or outflows in the first six months of 2002), especially power station inventories and wholesale and retail receivables. TXU Europe anticipates receiving an equity injection from TXU Corp. to support the restructuring of long-term power purchase contracts.

                              TXU Europe Limited
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     Investing activities provided (pound)482 million of cash in the first half of 2002 compared to (pound)132 million in the same period last year. The cash provided in 2002 was primarily from the proceeds from the sale of the Networks business. Capital expenditures declined (pound)59 million compared to 2001. The acquisition of Amerada used (pound)119 million of cash in the first half of 2002 compared to (pound)150 million used in the first half of 2001 to acquire Stadtwerke Kiel AG and Ares Energi GmbH in Germany. The cancellation of two foreign currency exchange swaps resulted in the amount of (pound)47 million being received during the second half of 2002. The first half of 2002 also includes proceeds of (pound)133 million received from the sale of the Rugeley generating station in 2001 and the final payment of (pound)9 million for advisors fees related to the plant disposal program, which were accrued in 2001.

     Cash used in financing activities for the six months ended June 30, 2002 was (pound)432 million compared to (pound)673 million in the first half of 2001. In the first half of 2002, cash was used primarily to reduce debt by (pound)1.2 billion. This was offset by cash provided from (pound)421 million of long-term debt borrowed under Tranche A of the Revolving Credit Facilities Agreement and (pound)351 million of equity sold during the first and second quarters from the issuance of stock. At the time of the second quarter equity sale, TXU Europe Group received (pound)39 million in cash representing additional affiliate minority interest. Cash used in the first six months of 2001 reflects debt repayment of (pound)773 million, offset by cash received of (pound)107 million from debt issued.

Financing Arrangements

     See Notes 4 and 5 to Financial Statements for more information concerning available sources of short-term and long-term financing.

     Lines of Credit - TXU Europe has a (euro)2.0 billion Euro Medium Term Note
(EMTN) program, under which TXU Europe may from time to time issue notes in various currencies. As of June 30, 2002, a total of (pound)576 million was outstanding under the program at an average rate of 7.53%. As of June 30, 2002, a financing subsidiary of TXU Europe has (pound)301 million of 35 Put 5 Resettable Notes due 2035 (Resettable Notes) outstanding under the EMTN program. The interest rate on the Resettable Notes is 7.79% per annum as of June 30, 2002. The issuer of the Resettable Notes has a call option to repurchase the Resettable Notes at par on November 30, 2005. This call option has been assigned to commercial banks for a consideration of approximately (pound)5 million per annum for five years. The Resettable Notes also include a put option that is exercisable at November 30, 2005 by the holder and a reset feature that permits the holder to remarket the Resettable Notes at a different interest rate if the put is not exercised. On the reset date, the new interest rate will be 6.25% per annum, plus a margin, in accordance with the terms of the Resettable Notes for the next 30 years.

     As of June 30, 2002, there was (pound)275 million in 7.25% Sterling Eurobonds due March 8, 2030 also outstanding under the EMTN program. TXU Europe has granted to the holders of the 7.25% Sterling Eurobonds due 2030 an optional put in 2015 in exchange for a waiver of a provision that could have inhibited the disposition of the Networks business. A similar provision in the Resettable Notes has been waived for a fee without any further changes to the terms of the Resettable Notes.

     Revolving Credit Facilities Agreement - The disposition of the Networks business necessitated the termination of the old Sterling Credit Agreement, with all borrowings repaid along with associated interest. The Revolving Credit Facilities Agreement dated November 19, 2001 immediately replaced the old senior debt facility. As of June 30, 2002 there is one available tranche in this facility. Tranche A is a multi-currency, (pound)800 million five-year revolver that can include long-term drawings. As of June 30, 2002, the outstanding borrowings under this facility and the associated interest rates are as follows:
(euro)574 million ((pound)371 million) at 4.12% per annum, 700 million NOK ((pound)61 million) at 7.86% per annum, and (pound)220 million at 4.73%, all classified as long-term debt.

     Financial Covenants - The terms of some financing arrangements of TXU Europe contain financial covenants that require it to maintain fixed charge coverage ratios, equity capitalization ratios, leverage ratios and/or contain minimum net worth covenants. TXU Europe has credit rating covenants in certain financing arrangements and commercial agreements that would effect liquidity in the event of a downgrade to below investment grade status. As of June 30, 2002, TXU Europe was in compliance with all such applicable covenants.

    TXU Corp. anticipates that it will provide additional equity capital to TXU Europe later in the year to support the restructuring of long-term purchase power contracts.

                               TXU Europe Limited
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


In July 2002, Moody's Investors Service Inc. (Moody's) announced that it had placed the credit ratings of TXU Europe's debt, currently Baa1, under review for downgrade. Because TXU Europe's rating has been placed on credit watch, the terms of lease agreements related to certain power stations required TXU Europe to obtain a letter of credit for (pound)50 million or equivalent collateral to provide additional security, in addition to the (pound)100 million letter of credit already in place. TXU Europe would be required to provide up to an additional (pound)50 million in letters of credit or other collateral in the event of further notifications from the rating agencies of downgrade or review for downgrade below ratings of Baa2 (Moody's) or BBB (Standard & Poor's).

CHANGES IN ACCOUNTING STANDARDS

     See Note 2 to Financial Statements for discussion of changes in accounting standards.

FORWARD-LOOKING STATEMENTS

     This report and other presentations made by TXU Europe contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Europe believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Europe's 2001 Form 10-K as well as general economic and business conditions in the UK, whose energy markets have been opened to competition; unanticipated changes in interest rates, in rates of inflation, or in foreign exchange rates; prevailing governmental, statutory, regulatory or administrative policies and initiatives affecting TXU Europe, its subsidiaries or the UK or European electric and gas utility industries; general industry trends, including acquisition and retention of customers; regulation issues; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; implementation of new accounting standards; commercial paper market and capital market conditions; and access to adequate transmission facilities to meet changing demands, among others, that could cause the actual results of TXU Europe to differ materially from those projected in such forward-looking statements.

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

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On November 29, 2001, various subsidiaries of Enron Corporation (Enron) went into Administration (bankruptcy) in the UK. Prior to Enron's going into Administration, TXU Europe Energy Trading (TXUEET) had certain energy purchase and sales contracts with Enron, which had been entered into in the ordinary course of business. The terms of these contracts provided that they terminated automatically upon a party going into Administration. Also, on November 29, 2001 just prior to Enron going into Administration, TXUEET received a notice from Enron purporting to terminate these contracts for cause. TXUEET and the Administrator have had discussions regarding potential claims relating to contract termination; in February 2002 TXUEET applied to the High Court in London for permission to seek a judicial determination regarding contract termination and, in March 2002, Enron filed an action in the High Court relating to interpretation of certain other contractual provisions. For the more expeditious and economic resolution of the issue of the contract termination, TXUEET and Enron agreed in May 2002 to Enron initiating proceedings in the High Court to enable the parties to seek a judicial determination regarding contract termination, which action would supersede the previous actions. In June 2002, Enron initiated such action and asked for a declaration that Enron is entitled to payment of the net present value of the contracts or alternatively the market value of the contracts, both for undetermined amounts, or alternatively, relief from forfeiture of the contracts, for an undetermined amount, or in the further alternative, restitution or relief from forfeiture of (pound)55 million previously paid by Enron to TXUEET for value under the contracts. While the outcome of this matter cannot be predicted, TXUEET believes, consistent with the advice of external legal advisors in the UK, that the attempted termination of the contracts by Enron was without substance. Accordingly, TXUEET believes any related claims by Enron are without merit and intends to vigorously defend this suit.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 28, 2002, TXU Europe issued 150,000,000 of its ordinary shares of (pound)1 par to its immediate parent, TXU International Holdings Limited, for (pound)150,000,000. The proceeds were used to acquire Amerada. The sale of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     On June 27, 2002, TXU Europe issued 201,180,000 of its ordinary shares of (pound)1 par to its immediate parent, TXU International Holdings Limited, for (pound)201,180,000. The proceeds were used to acquire BVAG. The sale of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits filed as a part of Part II are:

          99 (a)  Chief Executive Officer Certification
          99 (b)  Principal Finance Officer Certification

     (b)  Reports on Form 8-K filed since March 31, 2002, are as follows:


                  Date of Report         Item Reported
                  --------------         -------------

                  July 15, 2002          Item 2.     Acquisition of BVAG

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                    TXU EUROPE LIMITED

                                             By     /s/ Henry Birt
                                                 -------------------------------
                                                          Henry Birt
                                                  Principal Finance Officer

                                             By     /s/ Henry Davies
                                                 -------------------------------
                                                        Henry Davies
                                                Principal Accounting Officer

Date:  August 14, 2002